Form 10QSB
period 2003-03-31
TIME LENDING CALIFORNIA INC
filed 2003-05-20
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003
                               ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------

                      Commission File Number: 333-59114

                          TIME LENDING, CALIFORNIA, INC
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

            Nevada                                           33-0730042
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

       1040 E. Katella Ave., Suite B1, Orange, California        92867
    -----------------------------------------------------    --------------
       (Address of principal executive offices)                (Zip Code)

                                  714-288-5901
                ------------------------------------------------
                (Issuer's Telephone number, including area code)

                                       N/A
                 -----------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes [ ]                   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

A total of 1,250,000 shares of our common stock have been issued and are outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes [ ]                  No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2002. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2003 and its results of operations and its cash flows for the nine months ended March 31, 2003 and 2002.


                          TIME LENDING CALIFORNIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003

                                                                        June 30,
                                                       (Unaudited)       2002
                                    ASSETS            -------------   ------------
CURRENT ASSETS
Cash and Cash equivalents                                 $104,180      $  30,094
                                                      -------------   -----------
Total current assets                                       104,180         30,094

PROPERTY AND EQUIPMENT,
     net of accumulated depreciation                         2,289          2,389

OTHER ASSETS
 Deposits                                                      110            110
                                                     -------------     -----------
Total other assets                                             110            110
                                                      -------------    -----------
                                                         $ 106,579     $   32,593
TOTAL ASSETS                                          =============    ===========

         LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $  17,544        $21,498
Accrued expenses                                            11,433         11,100
Notes payable -  shareholders                                5,000          5,000
                                                      -------------    -----------
Total current liabilities                                   33,977         37,598
                                                      -------------    -----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 20,000,000 shares,
  $.001 par value, issued and outstanding,
  1,250,000 shares outstanding at March 31, 2003             1,250          1,250

Additional Paid-in Capital                                    (999)         (999)
Retained earnings (deficit)                                  72,351         (5,256)
                                                      -------------    ------------
Total stockholders' equity                                   72,602         (5,005)
                                                      -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  106,579      $  32,593
                                                      =============    ============

                 See accompanying notes to financial statements

                                       -2-

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN
                                                          (Unaudited)
                                                    9 Months Ended March 31:
                                                      2003            2002
                                                 ------------    ------------
INCOME
Marketing income                                $     709,208   $    453,523
Loan income                                           112,407         47,578
Real estate sale                                       33,967        117,674
Other revenue                                               -            784
                                                 ------------    ------------
Total income                                          855,582         619,559

COST AND EXPENSES
Loan officers commissions                             120,938          99,469
Operating costs & marketing expense                   573,378         426,806
General and administrative                             83,659          39,847
                                                 ------------    ------------
Total operating expenses                              777,975         566,122
                                                 ------------    ------------
Net income(loss)                                       77,607          53,437
                                                 ============    ============

Net income per common share, basic and diluted   $      0.06     $      0.04
                                                 ============    ============

Weighted average common shares outstanding          1,250,000       1,250,000
                                                 ============    ============

                 See accompanying notes to financial statements

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                                    Unaudited
                                                                Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                          3/31/2003   3/31/2002
                                                             ----------- -----------
Net income                                                       77,607      53,437
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                       100           -
Acquisition of assets                                                 -      (2,586)
Changes in assets and liabilities
Increase (decrease) in deposits                                       -           -
Increase (decrease) in Accounts payable                          (3,954)     (9,038)
Increase (decrease) in Notes payable                                  -      73,000)
Increase in Accrued expenses                                        333       4,781
                                                             ----------- -----------
Net cash used in operating activities                            74,086     (26,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Assets                                                    -           1
Sale of Investment property                                           -     198,444
                                                             ----------- -----------
Net cash used by investing activities                                 -     198,445

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of notes payable                                      -     217,258)
      Proceeds from Borrowing                                         -       5,000
                                                             ----------- -----------
Net cash provided by financing activities                             -    (212,258)
                                                             ----------- -----------
Net Increase in Cash and Cash Equivalent                         74,086     (40,222)

Cash and Cash Equivalents at Beginning of Year                   30,094      97,294
                                                             ----------- -----------
Cash and Cash Equivalents at End of Year                     $  104,180   $  57,072
                                                             =========== ===========

SUPPLEMENTAL DISCLOSURE Cash paid during the period for:
   Interest                                                           -           -
                                                             =========== ===========
   Income taxes                                                       -           -
                                                             =========== ===========

                 See accompanying notes to financial statements


                         TIME LENDING, CALIFORNIA, INC.
                 Consolidated Statements of Stockholder's Equity
                                 March 31, 2003
                                   (Unaudited)


                                   Common Stock            Additional                         Total
                             -------------------------      Paid-in        Retained       Stockholders'
                            # of Shares       Amount        Capital        Earnings          Equity
                             ----------     ----------     ----------      ----------      ----------
July 1, 2000                 1,000,000      $   1,000      $    (999)      $      --       $       1

Issuance of stock for
compensation for services      250,000            250             --              --             250

Net Loss for Year                   --             --             --          (7,508)         (7,508)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2002      1,250,000          1,250           (999)         (5,256)         (5,005)
                             ----------     ----------     ----------      ----------      ----------

Net Profit for Period               --             --             --          77,607          77,607
                             ----------     ----------     ----------      ----------      ----------

Balance - March 31, 2003      1,250,000         1,250           (999)         72,351          72,602
                             ----------     ----------     ----------      ----------      ----------

Net Profit for Period               --             --             --          75,529          75,529
                             ----------     ----------     ----------      ----------      ----------

Balance - March 31, 2003     1,250,000      $   1,250      $    (999)      $  70,273       $  70,524
                             ==========     ==========     ==========      ==========      ==========


                                         See Accountants Review Report

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

Note 1 - Presentation Note 1 - Presentation of Interim Information:
                               -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three and nine-months ended March 31, 2003 and 2002, and cash flows for the nine-months ended March 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2002.

Note 2 - Segments

                                   9 Months Ended March 31,
                                            2003
           Marketing                   $  709,208
           Lending Fees                   112,407
           Real Estate                     33,967
           Other I                              -
                                         ========
           Total Income                 $ 855,582

Operating Profit (Loss)
           Marketing                   $  135,830
           Loan Fees                       (8,531)
           Real Estate                    (49,692)
           Other
                                        -----------
           Total Profit (Loss)           $ 77,607
                                        ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

Statements contained in this Management's Discussion and Analysis for Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB for a description of certain of the known risks and uncertainties of the Company.)

Nine Months Ended March 31, 2003 vs. March 31, 2002 (Unaudited).

During the nine months ended March 31, 2003, the mortgage market remained strong as reported by the Mortgage Bankers Association of America. Mortgage rates remained at or near all time lows. As a result our direct mail marketing segment, which is targeted to mortgage brokers, continued to grow, as did loan commissions and real estate brokers fees.

Total income for the nine months ended March 31, 2003 was $855,582, an increase of 38.1%, or $236,023, compared to the $619,559 for the nine months ended March 31, 2002.

Expenses. Total expenses increased 37.42% or $211,853 to $777,975 for the nine months ended March 31, 2003, compared to $566,122 for the nine months ended March 31, 2002. Most of the increase was the result of marketing sales cost and increased printing and mailing costs.

Net profit/(loss) before tax. The profit for the nine months ended March 31, 2003 was $77,607, an increase of 45.2%, or $24,170 compared to a profit of $53,437 for the nine months ended March 31, 2002.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for nine months ended March 31, 2003 increased 56.4% or $255,685 to $709,208, compared to the nine months ended March 31, 2002 total of $453,523. This was due to existing client increasing their mailing to take advantage of the low interest rate market.

Expenses. Expenses increased $146,572, or 34.34% to $573,378 for the nine months ended March 31, 2003, compared to $426,806 for the nine months ended March 31, 2002. This increase was due to the increase mailing and printing costs.

Profit contribution. Profit contribution from the marketing segment was $135,830, an increase of $109,133 or 408.4% for the nine months ended March 31, 2003, compared to the $26,717 profit for the nine months ended March 31, 2002. This was due to the increased mail volume from existing customers where start up costs were minimal.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $112,407 for the nine months ended March 31, 2003. This was an increase of $64,829, or 136.3%, compared to the nine months ended March 31, 2002 of $47,578.

Expenses. Expenses for the lending segment were $120,938 an increase of $26,383, or 27.9%, for the nine months ended March 31, 2003, compared to $94,555 for the nine months ended March 31, 2002. This increase was in commissions paid due to increased broker commissions earned.

Profit (loss) contribution. Profit (loss) contribution for the lending segment for nine months ended March 31, 2003 was $(8,531), an increase of $38,446, compared to a loss of ($46,977) for the nine months ended March 31, 2002. This was a result of increased loan volume.

Real estate segment. This segment is the revenue and expenses associated with residential properties purchased and maintained for sale, and real estate broker activities excluding real estate loans. Income: real estate broker commission for this segment was $33,967, a decrease of (57.7%), or ($46,353), for nine months ended March 31, 2003, compared to $80,320 for nine months ended March 31, 2002. This decrease was due to decrease in broker closings with decreased market activity by our loan officers selling real estate. This segment is also the result of real estate listings and sales produced by our loan officers.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

Expenses. Expenses for the real estate segment were $83,659 for nine months ended March 31, 2003, a decrease of (57.7%), or ($46,353), compared to nine months ended March 31, 2002 of $80,320. This was due to a reduction in commissions paid in this segment.

Profit (loss) contribution. Profit contribution of the real estate segment was ($49,692) for the nine months ended March 31, 2003, compared to a profit of $40,473 for the nine months ended March 31, 2002. This was an decline of (90,165) due to the deduction in revenues and increased commissions earned.

Management segment. This segment is property management and other income including miscellaneous consulting fees. Income: There was $0 of income for the management segment for the nine months ended March 31, 2003. The reason is due to the sale of all properties in the last fiscal year.

Expenses. Expenses for this segment were $0, a reduction of ($4,914), for nine months ended March 31, 2003, compared to the $4,914 for the nine months ended March 31, 2002.

Profit (loss) contribution. The management segment resulted in a loss of ($0) for the nine months ended March 31, 2003, compared to a loss of ($4,130) for the nine months ended March 31, 2002. These numbers are a result of having no property held for sale during this quarter.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  -  OTHER INFORMATION

None.

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits      Exhibit No.       Description
    --------     -----------        -----------
                 Exhibit 99.1       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2003.




                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TIME LENDING CALIFORNIA, INC.

May 19, 2003                           /s/ Michael F. Pope
-----------------                      ----------------------
Date                                   Michael F. Pope
                                       President


May 19, 2003                           /s/ Philip C. La Puma
-----------------                      ----------------------
Date                                   Philip C. La Puma
                                       Chief Financial
                                       Officer

                                 CERTIFICATIONS
                                 --------------

I, Michael F. Pope, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Time Lending California, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ Michael F. Pope
---------------------------
Chief Executive Officer

I, Philip C. La Puma, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Time Lending California, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ Philip C. La Puma
--------------------------
Chief Financial Officer