Form 10KSB
period 2003-06-30
TIME LENDING CALIFORNIA INC
filed 2003-10-14
CIK 1137005

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                        Commission File Number 333-59114

                         TIME LENDING, CALIFORNIA, INC.
                 (Name of small business issuer in its charter)

           NEVADA                                                 33-0730042
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1040 E. Katella Avenue, Suite B1, Orange, California               92867
----------------------------------------------------             ----------
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number (including area code): (714) 288-5901

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $1,461,047.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 10, 2003 was $123,500 based upon the offering price of the registrant's Common Stock of $0.20 as of October 10, 2003.

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, was 2,817,500 as of October 10, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

         We, Time Lending, California, Inc. ("we" or the "Company") , are engaged through our three divisions in the real estate sales, loans, management and direct mailing for mortgage companies and similar real estate related businesses. Time Lending is a real estate and mortgage company, which offers different products and services for each business. The real estate business is primarily a service business where the real estate broker or agent provides all of the services necessary to a home buyer or seller to insure satisfactory completion of the intended real estate transaction. Time Lending buys and sells real estate for profit. We intend to buy and sell homes in its normal course of business. We purchase foreclosures, repair them and resell them at market, capturing a gain on sale.

         Time Lending's mortgage division provides many services to the mortgage applicant, including how much the borrower may qualify for and afford in terms of mortgage payment, insurance and taxes, providing loan programs agreeable to the borrower and assisting with the mortgage application and all other documentation to insure a timely close. We are a mortgage broker, not a lender. Mr. Pope is the broker-officer for Time Lending and holds a corporate officer broker license with the California Department of Real Estate. This is the type of license the lending institutions require Time Lending to have to submit loans as a broker.

         Time Lending's direct mail marketing division is a full service direct mail marketing service which prints and mails mortgage solicitations to potential home borrowers on behalf of mortgage companies to generate mortgage leads to help them increase their mortgage business.

         Our principal executive offices are located at 1040 East Katella Avenue, Suite B1, Orange, California 92867 and our phone number is (714) 288-5901.

Organization
------------

         Our company was organized under the laws of the state of California on November 5, 1996 as Renet Services, Inc. The name was changed to Time Lending, California, Inc. on August 4, 1998 and we reincorporated in the state of Nevada in December, 2000 by merging with Time Lending, California, Inc., a Nevada corporation. Time Lending, California, Inc. was formerly the wholly-owned subsidiary of Time Financial Services, Inc., a Nevada public company. A share exchange agreement was signed between Time Financial Services, Inc. and Interruption Television, Inc., a company which has a high growth potential as a supplier of television content to the television markets of Asia, pursuant to which the share exchange transaction was completed on July 20, 2000. As a part of that transaction, Time Lending California, Inc. was sold to the management (Messrs. Pope and La Puma) and all Time Financial Services, Inc. shares held by Time Lending, California, Inc. were cancelled. Time Lending was the wholly owned subsidiary of Time Financial. Time Lending was the operating company with all income and operations occurring within Time Lending for Time Financial.

         Mr. Pope was President and a Director and Mr. La Puma was the CFO and a Director of Time Financial up to July 20, 2000 when they resigned. They held the same positions in Time Lending and remain so.

Business Overview
-----------------

         Time Lending is a real estate and mortgage company, which offers different products and services for each business. The real estate business is primarily a service business where the real estate broker or agent provides all of the services necessary to a home buyer or seller to insure satisfactory completion of the intended real estate transaction.

         The services Time Lending provides to a home buyer include, an initial consultation with the buyer to evaluate the financial aspects of the home purchase to determine how much the buyer can afford in terms of home price, mortgage payment, taxes, insurance, down payment and any other financial requirements of the home purchase. Other services include showing the buyer homes in his price range, negotiating a contract, with price and terms with the seller, opening escrow, helping with the mortgage application process and insuring a timely and satisfactory close of the home purchase.

         When Time Lending represents a home seller, some of the main services include an initial consultation to determine the home valuation, financial structure of the transaction and length of escrow the seller will require. Time Lending will list a property in a multiple listing service, advertise and provide signage to expose the property to as many home buyers as possible. Time Lending also negotiates the contract on the seller's behalf, participates in the escrow process and works to insure a timely and satisfactory close of the home sale.

         Time Lending's mortgage division provides many services to the mortgage applicant, including how much the borrower may qualify for and afford in terms of mortgage payment, insurance and taxes, providing loan programs agreeable to the borrower and assisting with the mortgage application and all other documentation to insure a timely close.

         Time Lending is a mortgage broker, not a lender. Time Lending does not lend its own money or use bank warehouse facilities, but rather operates a broker with various lending institutions, and does not act as an agent for these lenders. The mortgage programs provided by the institutions are priced on a wholesale system allowing the mortgage broker to add his fee or commission and still offer very competitive interest rates and fees to the borrower. Time Lending's broker approval with specific lenders is not an agency agreement. Time Lending may submit loans to a lender for underwriting. The lender approves or disapproves the loan. Time Lending has no ability to approve or disapprove a loan for a lender.

         Mr. Pope is the broker-officer for Time Lending and holds a corporate officer broker license with the California Department of Real Estate. This is the type of license the lending institutions require Time Lending to have to submit loans as a broker. Mr. Pope has no personal relationship with these companies and thus no conflict of interest exists.

         Time Lending's direct mail marketing division is a full service direct mail marketing service which prints and mails mortgage solicitations to potential home borrowers on behalf of mortgage companies to generate mortgage leads to help them increase their mortgage business. We do not have any agreements with mortgage companies to provide them with direct mail marketing. Typically, a mortgage service company would order a mailing and pay for it upon the order. The direct mail segment generates revenues on a per mailing or per job basis. Each mailing is paid in advance and includes printing of the mailing piece, imprinting an address and taking the batch to the post office for mailing. All mailings are made out of the Orange, California post office and may be sent to any state. Additional revenues are generated through the sale of address list obtained from national list companies. Time Lending's mortgage division also uses the direct mail division to increase its loan business. The direct mail division consults with mortgage companies to determine how much mail they need to send and what loan programs to offer, as well as what geographical and demographic areas will provide the best results. The expanded marketing requirements of our business plan will allow for seizing the opportunity in the current market brought about by lower long term interest rates.

         Time Lending operates as both a mortgage company and a real estate company. In California, a real estate brokers license allows you to operate both mortgage and real estate business under the same license. The California Department of Real Estate regulates both mortgage and real estate brokers whose business is solely in California. Time Lending operates exclusively in California, therefore, a real estate brokers license is the only requirement. Although Time Lending is not licensed by any federal agency it must adhere to all federal regulations including the federal fair housing law such as The Fair Housing Amendments Act of 1988), Truth in Lending Act, Consumer Credit Protection Act, National Housing Act, Real Estate Settlement Procedures Act, and all other laws and regulations required by both the state and federal government.

         Michael Pope is the real estate broker and a corporate officer of Time Lending. It is his responsibility to stay current with all new and ongoing regulations and to insure that all employees are kept current on these regulations through ongoing company training and supervision.

         The real estate division has very experienced agents who are responsible for generating their own leads. Most of this business is generated by referrals and a limited amount of advertising.

         The direct mail and list divisions maintain their competitive position through referrals and an aggressive advertising program.

         Time Lending's experienced management strives to maintain a low overhead which allows it to be very cost competitive and always in the market. Time Lending is able to keep fixed expenses and administrative expenses low, because of shared use facilities including rent, equipment leases and use of part time production employees available as needed. The major in process cost for the lending segment is loan processing and Time Lending uses exclusively contract processors who are paid for each loan as it closes.

         Time Lending generates its loan business through the marketing efforts of the direct mail marketing division which sends out mail pieces on behalf of Time Lending under the DBA of Signature Marketing.

         In addition to mortgages, Time Lending buys and sells real estate for profit. We intend to buy and sell homes in its normal course of business. We purchase foreclosures, repair them and resell them at market, capturing a gain on sale.

SUBSIDIARIES OF TIME LENDING

         Through our operations and our three subsidiaries, we support three major income producing segments:

         Time Management Inc. is our 50% owned subsidiary; incorporated on July 27, 2000 and located in Orange, California. Time Management is a real estate management company with Mike Pope as a broker. It currently manages property in California. It currently only manages property owned by us. Time Management's role is to manage property owned by Time Lending. With the small amount of property currently owned by Time Lending, this role is minor. Any revenues and expenses are included in the real estate segment and represent less than 1% of the total at present.

         Tenth Street Inc. was incorporated in Nevada March 23, 1997 by Michael Pope and was inactive until it was acquired by Time Lending and activated as a subsidiary on December 20, 2000. The shares of common stock of Tenth Street, Inc. were issued to us in consideration for payment of incorporation expenses. Time Lending owns 50% of Tenth Street. Tenth Street is set up as the list management company. Tenth Street plans to grow its data sales brokering business as the Tenth Street has a minor role in the resale of data purchased from address list companies. When there is revenue and expenses, it is included in the direct mail segment and represents less than 1% of the total.

         Time Marketing Associates Inc. was incorporated in Nevada on July 27, 2000. It is a 50% owned subsidiary of Time Lending. Its business is addressing via computer printers, a mailing piece for mortgage lenders and brokers. Time Marketing operates under the DBA of Signature Marketing. Through Signature Marketing, we prepare and mail direct mail pieces for mortgage companies to borrowers. The Time Marketing subsidiary offers direct mail product alternatives to the primary two part snap out mailer of Time Lending under the its dba Signature Marketing. These products must be outsourced and are rarely sold at present. Any revenues and expense are included in the direct mail marketing segment and represent less than 1% of the total.

REGULATION

         We will be subject to regulation by numerous federal and state governmental authorities. In California we are regulated by the California Department of Real Estate (DRE) and have been issued a corporate brokers license with Michael Pope as the broker-officer. The only approval required in the State of California to become a mortgage broker is the issuance of a real estate brokers license. The same license is required to act as a real estate agent to assist real estate buyers and sellers and to earn brokerage fees. California does not issue a "mortgage broker" license. A majority of those engaged in mortgage loan brokering do so with a real estate broker license. The license that allows the listing and sale of real property (the traditional activities associated with a real estate broker license) is the same license that allows the solicitation of borrowers or lenders, the negotiation of loans secured by real property and the collection of payments on notes secured by real property.

         Most lending practices fall under Federal Department of Housing and Urban Development (HUD) authority including the mailer prepared for our mortgage clients. If regulations are not properly followed, these authorities have the ability of stopping the business from operating. We may be audited for compliance at any time by the California DRE or HUD, but it usually happens upon a consumer complaint which we have had none to date. Compliance is an important aspect of this business.

         There is no government approval required for the direct mail business. The list companies who provide addresses to us must conform to consumer disclosure regulations and provide the ability for consumers to be dropped from mailing lists. The list companies also will review mailing pieces before selling addresses when credit information is sold to make sure that if a credit disclosure is required that it is present.

COMPETITION

         The competition in each segment is as always strong, yet, we are able to remain competitive in price and service. Management with its combined fifty years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now and look to remain strong over the year, because mortgage interest rates are remaining under 7%. We believe that year 2002 will be a strong mortgage refinance year. Our opinion is based upon the Mortgage Banking Association publishes statistics and forecasts of mortgage originations on a national basis on their web site www.mbaa.org. The MBA charts show originations remaining strong for the remainder of the year then dropping slightly near the end of the year as interest rates begin to rise as a result of the general recovery. In our opinion, in this type of market, the major problem is too much growth and competition for qualified employees. We do not expect our staffing to change significantly and we do not expect to be affected by competition for employees.

         The mortgage brokerage industry is a large fragmented industry with thousands of mortgage brokers nationally. This is similar to the real estate market where no one broker has an advantage over another in any given regional market. That is why advertising is important in generating sales and why direct mail is effective in generating loan business.

         The direct mail business of Time Lending concentrates on providing mailings for small to medium sized mortgage broker of which there are many thousands across the country. There are many direct mailers that can service this market, but we are one of a few that consistently advertise in the mortgage trade magazines that cater to this market nationally. Our client base reaches to most states in the country and will grow through continued advertising that we currently do. We also maintain competitive prices and good service.

         The brokering of real estate loans is highly competitive. There are over 73,000 brokers nationally with over 14,000 brokers in California alone. The use of its own direct mail marketing experience enables Time to compete for loans by targeting potential borrowers. The Time Lending also faces competition when attempting to acquire real estate, including competition from individuals, other investors and brokers. The real estate industry tends to be highly competitive and fragmented. Successful competitors rely on advertising to generate business. This is the area of Time's expertise. The marketing segment is very competitive with hundreds of companies nationally that offer brokers leads for loans. Time Lending uses its experience in marketing to generate its own leads and networks with data suppliers to obtain referrals of mortgage brokers who need to advertise to compete. The Management segment does not compete for outside business and is dependent on the real estate purchased by Time Lending.

ITEM 2. DESCRIPTION OF PROPERTIES.

         Our facility in Orange, California is 2100 square feet of office space which includes the workplace for the computers and printers used for addressing and mailing the direct mail pieces. We maintain our executive and administrative offices in the Orange, California facility. Our lease payments in fiscal 2003 were $16,890. The facility in Orange, California is leased though January 2004.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF THE SECURITY HOLDERS.
         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is currently no public trading market for our common stock. Our registration statement on Form SB-2 became effective in May, 2003 and we are currently offering up to 2,000,000 shares of common at $0.20 per share. In addition, certain selling shareholders may offer up to 650,000 shares of their common stock at the same price. The Company has sold so far approximately 600,000 shares of its common stock.

         The Company plans to apply for trading on the NASD's over-the-counter market, the Bulletin Board upon the completion of its offering. As of October 10, 2003, a total of 2,817,500 share of our common stock were outstanding. The number of holders of record of our common stock is estimated to be 72.

         The Company has not paid any dividends on its common stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company. The Company has not paid any dividends on its common stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of the business. The declaration and payment of dividends in the future, of which there can be no assurances, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial conditions, capital requirements, and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results Of Operations

         Time Lending, California, Inc. was formerly the wholly-owned, operating subsidiary of Time Financial Services, Inc., a Nevada corporation. A share exchange transaction pursuant to the share exchange agreement signed between Time Financial Services, Inc. and Interruption Television, Inc., a Nevada corporation, was completed on July 20, 2000. As a part of that transaction, Time Lending, California, Inc. was sold to the management (comprised of Messrs. Pope and La Puma) and all Time Financial shares held by Time Lending, California, Inc. were cancelled.

         We became independently owned on July 20, 2000 following the share exchange transaction described above. Up to that date we were the only operating, wholly-owned subsidiary of Time Financial Services, Inc. and all financial statements reported by Time Financial Services, Inc. were consolidated statements of which Time Lending, California represented 100% of the operating activities.

Company Overview

         Time Lending is engaged in business as a mortgage broker to originate first and second loans secured by real estate through deeds of trust and mortgages. Time Lending has three subsidiaries. Time Marketing Associates, Inc., a Nevada corporation, which is engaged in the business of direct mail marketing. Time Marketing's mailing piece generates mortgage leads for mortgage broker and lender clients across the country. Tenth Street Inc., a Nevada corporation, is engaged in the business of brokering mailing lists for direct mail. This business compliments Time Marketing by selling targeted mailing lists to Time Lending and its clients.

         Time Management Inc., a Nevada corporation, is engaged in the business of managing real estate properties owned by Time Lending. These properties were purchased from HUD foreclosures and the open market, repaired and renovated, and sold or rented.

                              RESULT OF OPERATIONS

                                                 Fiscal Year Ended
                                      June 30, 2001  June 30, 2002 June 30, 2003
                                       ------------   ------------  ------------

Total Revenues                         $   538,959    $   863,650   $ 1,461,047

Total Expenses                         $   546,467    $   861,398   $ 1,464,346

Net Income(Loss)                       $    (7,508)   $     2,252   $    (3,299)

Weighted Average Stock Outstanding       1,125,000      1,250,000     1,350,000

Earnings (Loss)per Share before Tax    $     (0.01)   $       .01   $      (.01)

Time Lending's Fiscal Year Ended June 30, 2003 compared to Fiscal Year Ended June 30, 2002 - Audited.
--------------------------------------------------------------------------------

Income. Total income increased from $863,650 for the Fiscal Year Ended June 30, 2002 to $1,461,047 for the fiscal year ended June 30, 2003 up $597,397, representing a 69.2% growth. This increase was due to increases in revenue in our Marketing segment.

Expenses. Expenses increased from $861,398 for the fiscal year ended June 30, 2002 to $1,464,346 for the fiscal year ended June 30, 2003 up $602,948 representing a 70.0% increase. This increase in expenses was due to increase operating expenses due to increased direct mail production and increased expenses associated with the Company's offering.

Net profit (loss) before tax. The net loss for the fiscal year ended June 30, 2003 was $(3,299) a decrease of $(5,551) or -246.% from the $2,252 net profit for the fiscal year ended June 30, 2002.

Marketing Segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income for the marketing segment increased $566,756 or 86.4% to $1,222,650 for the fiscal year ended June 30, 2003 from $655,894 for the fiscal year ended June 30, 2002. The reason for the revenue increase was increased mailing from existing clients caused by their marketing growth in the low interest rate market. This segment should show increased growth as the Company's marketing efforts continue to increase.

Expenses for the marketing segment. Expenses increased $517,248 or 78.2% to $1,178,682 for the fiscal year ended June 30, 2003 compared to $661,434 for the fiscal year ended June 30, 2002. This increase was due to increased sales and production costs. Increased sales created increased postage for mailing, increased sales commissions and increased direct labor required to print and bundle the mail. New customers tend to mail lower quantities until they experience success in generating new loans from the mailings. The cost associated with the startup of a new customer is higher until they order higher quantities per order.

Profit for the marketing segment. Profit contribution from the marketing segment was 43,968 an increase of $49,508 or 894% for the fiscal year ended June 30, 2003 compared to the $(5,540) loss for the fiscal year ended June 30, 2002.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer.

Income for the lending segment was $183,116 for the fiscal year ended June 30, 2003 a increase of $35,713 or 24.2% compared $145,939 for the fiscal year ended June 30, 2002. This was due to increased activity by loan agents.

Expenses for the lending segment were $199,716 an increase of 53,594 or 36.7% for the fiscal year ended June 30, 2003 compared to expenses of $146,122 for the fiscal year ended June 30, 2002. The was due to increased loan commissions paid.

The lending segment has a loss of ($16,600) for the fiscal year ended June 30, 2003 compared to a profit of 1,281 for the fiscal year ended June 30, 2002. This was due to increased loan volume and increased commission paid.

Real estate segment. This segment is the revenue and expenses associated with residential properties purchased and maintained for sale, and real estate broker activities excluding real estate loans. Income was $55,281 for the fiscal year ended June 30, 2003, a decrease of $(5,072) or 8.4% from the $60,353 for the fiscal year ended June 30, 2002. Time Lending has sold all rental property which it owned, and real estate sales commissions have decreased. This segment will continue to decline as the Company concentrates on the marketing segment.

Expenses for this segment were $85,948 for the fiscal year ended June 30, 2003. This is an increase of $32,106 or 59.8%. compared to the $53,842 for the fiscal year ended June 30, 2002. This was due to shifting away from the real estate segment and the combining with the Management segment.

The real estate segment operating loss was $(30,667) for the fiscal year ended June 30, 2003. This compares to a profit for the fiscal year ended June 30, 2002 of $6,511. This segment will continue with diminished expectation as focus will be on marketing.

Time Lending's Fiscal Year Ended June 30, 2002 Compared to the Fiscal Year Ended June 30, 2001 (Audited).
--------------------------------------------------------------------------------

Income. Total income increased to $863,650 for the fiscal year ended June 30, 2002 up $324,691 from $538,959 for the fiscal year ended June 30, 2001, representing a 60.2% growth. This increase was due to increases in revenue in our Marketing segment and the sale of all remaining property.

Expenses. Expenses increased to $861,398 for the fiscal year ended June 30, 2002 up $314,931 from $546,467 representing a 57.6% increase. This increase in expenses was due to increase operating expenses due to increased direct mail production and increased expenses associated with this offering.

Net profit/loss before tax. The net profit for the fiscal year ended June 30, 2002 was $2,252 up $9,760 or 130% from the ($7,508) net loss for the fiscal year ended June 30, 2001. This increase was the result of residential property sold. Management does not plan to purchase any new properties until this offering is successful and capital is available as described in the business plan uses of offering funds. This yearly profit contributed by the sale of properties must be considered a one time event.

Marketing Segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income for the marketing segment increased $329,629 or 101.80% to $656,100 for the fiscal year ended June 30, 2002 from $326,471 for the fiscal year ended June 30, 2001. The reason for the revenue increase was increased mailing from existing clients caused by their marketing growth in the low interest rate market. Two factors impact the marketing segment sales, - interest rates and our own marketing efforts. Interest rates are expected to remain near historical lows through the remainder of calendar year 2002 according to the Mortgage Bankers of America Association. The major factor for our own marketing is the success of this offering.

Expenses for the marketing segment. Expenses increased $337,191 or 104% to $661,434 for the fiscal year ended June 30, 2002 compared to $324,243 for the fiscal year ended June 30, 2001. This increase was due to increased sales and production costs. Increased sales created increased postage for mailing, increased sales commissions and increased direct labor required to print and bundle the mail. New customers tend to mail lower quantities until they experience success in generating new loans from the mailings. The cost associated with the startup of a new customer is higher until they order higher quantities per order.

Loss for the marketing segment. Loss contribution from the marketing segment was ($5,334) a decrease of ($7,562) or (339.0%) for the fiscal year ended June 30, 2002 compared to the $2,228 profit for the fiscal year ended June 30, 2001. This was due to higher cost associated with increased marketing and new customer startup.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer.

Income for the lending segment was $145,939 for the fiscal year ended June 30, 2002 a decrease of ($16,938) or (10.4%) compared $162,877 for the fiscal year ended June 30, 2001. This was due to our limited number of loan agents spending more time on real estate and less on loans. We will add new loan officers as a result of - this offering and they will exclusively do loans. With interest rates forecast to remain at or near current levels, through 2002, revenue from this segment is a function of the number of loan officers recruited. With our marketing segment we believe that we can generate as many loan prospects as our marketing budget can afford and our loan officers can handle. The growth of revenues in this segment is dependent on the success of this offering.

Expenses for the lending segment were $146,122, a decrease of ($23,310) or (13.8%) for the fiscal year ended June 30, 2002 compared to expenses of $169,432 for the fiscal year ended June 30, 2001. The was due to decreased loan commissions paid.

The lending segment has a loss of ($183) for the fiscal year ended June 30, 2002 compared to a loss of ($6,555) for the fiscal year ended June 30, 2001. This was (97.2%) decrease in loss. This was due to less loan volume and less commission paid.

Real estate segment. This segment is the revenue and expenses associated with residential properties purchased and maintained for sale, and real estate broker activities excluding real estate loans. Three single family homes were sold as listed below.

Sales price schedule:
                             Price            Terms                     Date
                             -----            -----                     ----
           Etiwanda          $131,000         Purchase price in cash    2/8/02
           Palm Gardens      $82,000          Purchase price in cash    7/26/01
           Esteban           $100,000         Purchase price in cash    7/16/01

Income was $59,505 for the fiscal year ended June 30, 2002, an increase of $26,416 or 79.8% from the $33,089 for the fiscal year ended June 30, 2001. Time Lending has sold all rental properties which it owned.

Expenses for this segment were $48,837 for the fiscal year ended June 30, 2002. This is an increase of $15,758 or 47.6%. compared to the $33,079 for the fiscal year ended June 30, 2001. This was due to the vacancy of the remaining home and costs associated with maintenance, renovation and sale of property.

The real estate segment operating profit was $10,668 for the fiscal year ended June 30, 2002. This compares to a profit for the fiscal year ended June 30, 2001 of $10.00, an increase of $10,658. The principal cause for increase in revenue for this segment was the initiation of real estate brokerage activities by existing agents that added listing and brokering of the sale of real estate.

This added the opportunity to gain large broker commissions on the sale of listed properties. In addition, the remaining residential properties held for sale were sold. The increase in profit in the real estate segment is the result of the sale of property and increased real estate commissions. Time Lending purchased these properties for the purpose of reselling them. While the property was being held, rents did not cover operating expenses, repairs and renovation. Upon sale, these expenses were reduced.

Management segment. This segment is property management and other income including miscellaneous consulting fees. Income for this segment was $2,106 for the fiscal year ended June 30, 2002. This was a decrease of $14,416 or 87.3% from the income of $16,522 for the fiscal year ended June 30, 2001. Remaining properties were vacant and there was $784.00 miscellaneous income for the period. With no more property held for sale, there will be no rental income - nor management fees generated. No other revenue in the form of consulting fees is foreseen.

Expenses were $5,005 a decrease of $14,708 or 74.6% for the fiscal year ended June 30, 2002 compared to expenses of $19,713 for the fiscal year ended June 30, 2001. These were expenses for property held.

The management segment has a loss of ($2,899) for the fiscal year ended June 30, 2002 compared to a loss of ($3,191) for the fiscal year ended June 30, 2001. With the property vacant, there was no rental income, yet there were operating expenses that were the principal cause for the loss for the fiscal year ended June 30, 2002 compared to the fiscal year ended June 30, 2001. Sale of that same property subsequently reduces operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $136,745 at June 30, 2003. We have funded our expenses from operations.

         At this time, all of our capital requirements will have to come from operations. Without additional capital, we will have to curtail the expansion plans, and we will not be able to implement the business plan.

         There are no significant capital expenditure required for this 24 month growth plan.

         We do not have any identified capital resources. Moreover, we do not have any arrangements with investment banking firms or institutional lenders. Our ongoing offering is a self-underwritten transaction. This means that officials of Time Lending plan to sell all the shares offered without the services of any investment professionals or broker-dealers. We will not pay any commissions on the sale of the shares offered by us. The ability of the Time Lending to implement its business plan and the extent to which it will be able to implement the different aspects of it depend on the amount of funds raised in the offering.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          TIME LENDING CALIFORNIA, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                             JUNE 30, 2003 AND 2002

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Time Lending, California, Inc.
Orange, CA

We have audited the accompanying balance sheet of Time Lending, California, Inc. as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Time Lending, California, Inc. as of June 30, 2003 and 2002, and the results of it's operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael Johnson & Co., LLC
Denver, Colorado
September 16, 2003

                             TIME LENDING, CALIFORNIA, INC.
                               Consolidated Balance Sheets
                                        June 30,

                                                                  2003           2002
                                                               ----------     ----------
ASSETS:
-------

CURRENT ASSETS:
   Cash and cash equivalents                                   $ 136,745      $  30,094
                                                               ----------     ----------

TOTAL CURRENT ASSETS                                             136,745         30,094
                                                               ----------     ----------

PROPERTY AND EQUIPMENT:
  Net of accumulated depreciation                                  2,189          2,389
                                                               ----------     ----------

TOTAL FIXED ASSETS                                                 2,189          2,389
                                                               ----------     ----------

OTHER ASSETS:
   Deposits                                                          110            110
                                                               ----------     ----------

TOTAL OTHER ASSETS                                                   110            110
                                                               ----------     ----------

TOTAL ASSETS                                                   $ 139,044      $  32,593
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                            $ 116,250      $  21,498
   Accrued expenses                                               24,823         11,100
   Notes payable - Shareholders                                    5,075          5,000
                                                               ----------     ----------

TOTAL CURRENT LIABILITIES                                        146,148         37,598
                                                               ----------     ----------

TOTAL LIABILITIES                                                146,148         37,598
                                                               ----------     ----------

STOCKHOLDERS' EQUITY/(DEFICIT):

   Preferred stock, $.001 par value; 200,000 shares
      authorized, none issued and outstanding                         --             --
   Common stock, $.001 par value; 20,000,000 shares
      authorized, 2,450,000 issued and outstanding in 2003         2,450          1,250
      and 1,250,000 issued and outstanding in 2002
   Additional Paid-in Capital                                       (999)          (999)
   Retained earnings (deficit)                                    (8,555)        (5,256)
                                                               ----------     ----------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                              (7,104)        (5,005)
                                                               ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 139,044      $  32,593
                                                               ==========     ==========

       The accompanying notes are an integral part of these financial statements.

                                          F-3

                         TIME LENDING, CALIFORNIA, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,

                                                      2003              2002
                                                  ------------      ------------

REVENUE:

   Marketing income                               $ 1,232,564       $   655,894
   Loan income                                        173,033           147,403
   Real Estate sale                                    55,246            59,505
   Other revenue                                          204               848
                                                  ------------      ------------

TOTAL REVENUE                                       1,461,047           863,650
                                                  ------------      ------------

COSTS AND EXPENSES:

   Loan officer commissions                           183,774           131,521
   Operating costs & marketing expenses             1,146,754           666,269
   General and administrative                         133,818            63,608
                                                  ------------      ------------

TOTAL OPERATING EXPENSES                            1,464,346           861,398
                                                  ------------      ------------

NET INCOME (LOSS)                                 $    (3,299)      $     2,252
                                                  ============      ============

BASIC PROFIT (LOSS) PER SHARE                     $     (0.01)      $      0.01
                                                  ============      ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           1,350,000         1,250,000
                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

                           TIME LENDING, CALIFORNIA, INC.
                        Consolidated Statements of Cash Flows
                            For the Years Ended June 30,

                                                              2003            2002
                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  (3,299)     $   2,252
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                              200            200
       Issuance of stock for compensation                      1,200             --
      Changes in assets and liabilities:
           Increase in Accounts payable                       94,752          9,460
           Increase in Accrued expenses                       13,723         10,290
                                                           ----------     ----------

      Net cash provided (used) by operating activities       106,576         22,202
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of Assets                                      --             --
          Proceeds from Sale of Real Estate                       --           (834)
                                                           ----------     ----------

      Net cash (provided) used by investing activities            --           (834)
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Stock                         --             --
          Repayment of Note Payable                               --        (73,000)
          Proceeds from Borrowing                                 75             --
                                                           ----------     ----------

      Net cash provided by financing activities                   75        (73,000)
                                                           ---------      ---------

Net Increase in Cash and Cash Equivalent                     106,651        (51,632)

Cash and Cash Equivalents at Beginning of Year                30,094         81,726
                                                           ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 136,745      $  30,094
                                                           ==========     ==========

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
     Interest                                              $      75      $      --
                                                           ==========     ==========
     Income Taxes                                          $      --      $      --
                                                           ==========     ==========

NON-CASH TRANSACTIONS
     Stock issued for compensation                         $   1,200      $      --
                                                           ==========     ==========

     The accompanying notes are an integral part of these financial statements.

                                        F-5

                                            TIME LENDING, CALIFORNIA, INC.
                               Consolidated Statement of Stockholders' Equity (Deficit)
                                                    June 30, 2003

                                                    COMMON STOCK          Additional      Retained          Total
                                              ------------------------     Paid-in        Earnings      Stockholders'
                                                Shares        Amount       Capital       (Deficit)        Equity
                                              ----------    ----------    ----------     ----------     ----------
July 1, 2000                                  1,000,000     $   1,000     $    (999)     $      --      $       1

Issuance for stock for Cash June 15, 2001       250,000           250            --             --            250

Net Loss for Year                                    --            --            --         (7,508)        (7,508)
                                              ----------    ----------    ----------     ----------     ----------

Balance - June 30, 2001                       1,250,000         1,250          (999)        (7,508)        (7,257)

Net Profit for Year                                  --            --            --          2,252          2,252
                                              ----------    ----------    ----------     ----------     ----------

Balance - June 30, 2002                       1,250,000         1,250          (999)        (5,256)        (5,005)
                                              ----------    ----------    ----------     ----------     ----------

Issuance of stock for services 5/03           1,200,000         1,200            --             --          1,200

Net Loss for Year                                    --            --            --         (3,299)        (3,299)
                                              ----------    ----------    ----------     ----------     ----------

Balance - June 30, 2003                       2,450,000     $   2,450     $    (999)     $  (8,555)     $  (7,104)
                                              ==========    ==========    ==========     ==========     ==========

                     The accompanying notes are an integral part of these financial statements.

                                                         F-6

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - ORGANIZATION AND PRESENTATION:
         ------------------------------

On August 4, 2000, Time Lending, California, Inc., a Nevada corporation (Time-Nevada) was created for the sole purpose of effecting a merger of Time Lending, California, Inc., a California corporation (Time-California), with and into Time - Nevada.

Time Lending, California, Inc. was incorporated under the laws of the State of California on November 5th of 1996. Time Lending, California is a real estate loan broker licensed under the California Department of Real Estate. A share exchange agreement dated June 7, 2000 effective July 21, 2000 was entered into between Time Financial Services, Inc. (TIMF) a Nevada corporation, Time Lending, California, a wholly-owned subsidiary of TIMF, INTERRUPTION Television, Inc. a Nevada corporation (ITV) and Interruption Television PTE LTD a wholly-owned subsidiary of ITV. In this share exchange agreement and asset sale and purchase contract, Time Financial Services, Inc. sold all shares of Time Lending, California to Michael F. Pope and Philip C. LaPuma, at the appraised value of one dollar. This acquisition was done utilizing the purchase method. Time Lending, California issued the total one thousand authorized shares of no par value common stock evenly to the purchasers. Time Lending California shareholders declared a 1,000 to 1 forward split of the common stock on December 29, 2000. Time Lending, California shall indemnify and hold harmless ITV and its officers, directors, successors and assigns, from and against and in respect of any and all losses, costs, liabilities, claims, penalties, damages and expenses resulting from, in connection with or arising out of any breach of any representation, warranty or covenant made by Time Financial Services, Inc.

On December 4, 2000, Time Lending, California, Inc., a California corporation (Time - California) and Time Lending, California, Inc., a Nevada corporation (Time - Nevada), entered into a merger agreement. Time-California and Time-Nevada are referred to herein collectively as the "Constituent Corporation, merged under a special agreement and plan of merger. The Agreement and Plan of Merger entered into between the Constituent Corporations was approved, certified, executed and acknowledged by each of the Constituent Corporations in accordance with Section 1103 of the California Corporation Code and Section
78.475 of the Nevada Revised Status and in accordance with Section 368(a)(1)(f) of the Internal Revenue Code of 1986 as amended in order to change the domicile of the California Company to the State of Nevada. Time-Nevada is the surviving corporation. The Articles of Incorporation and Bylaws of Time-Nevada shall be the Articles of Incorporation and Bylaws of the surviving corporation. Investments in subsidiaries are at cost and inter-company transactions are eliminated. The subsidiaries (Time Management, Inc.) (Time Marketing Associates, Inc.) (Tenth Street, Inc.), are owned, 50% by Time Lending California, Inc. and 50% by stockholders per agreement.

REVENUE RECOGNITION
-------------------

Revenue is recognized on the modified cash basis, once it is earned and received. Marketing Income is from direct mail marketing projects and is recorded when the project is completed and shipped.

Loan Fees are primarily mortgaged origination fees. Revenue is recorded at the time of mortgage closing and cash received. Other income is for Consulting projects and recorded as revenue at the time the cash is received.

CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - ORGANIZATION AND PRESENTATION (CONT):
         -------------------------------------

PROPERTY AND EQUIPMENT
----------------------

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

           Furniture and fixtures                              5 years
           Computer equipment and software                   3-5 years
           Leased equipment                                    3 years

Depreciation for 2003 is $200.00

USE OF ESTIMATES:
-----------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

OPERATING SEGMENTS:
-------------------

The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires the disclosure of certain information regarding the Company's operating segments. See Note 6 operating segments and related information.

NET EARNING (LOSS) PER SHARE
----------------------------

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, EARNINGS PER SHARE. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS
-----------------------------------------------

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable.

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - ORGANIZATION AND PRESENTATION (CONT):
         -------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS:
------------------------------------

The Company's financial instruments include cash, cash equivalents and notes payable. Estimates of fair value of these instruments are as follows:

         Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

         Notes payable - The carrying amount of the Company's notes payable approximate fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.

NOTE 2 - PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment consist of the following at June 30, 2003:

              Furniture and fixtures                           $1,139
              Leased equipment                                  1,650
                                                               -------
                                                                2,789
              Less:  Accumulated depreciation                     600
                                                               -------
                                                               $2,189
                                                               =======

NOTE 3 - FEDERAL INCOME TAXES:
         ---------------------

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the difference are expected to reverse. Deferred taxes are recognized if it is more likely than not that the future tax benefit will be realized.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         2003         2002
                                                       --------     --------

         Deferred Tax Liability                        $     0      $     0
                                                       ========     ========
         Deferred Tax Assets
                  Net Operating Loss Carryforwards     $ 8,455      $ 5,156
                  Future Deduction for Reserves            100          100
                  Less Valuation Allowance              (8,555)      (5,256)
                                                       --------     --------
         Total Deferred Tax Assets                     $     0      $     0
                                                       ========     ========
         Net Deferred Tax Liability                    $     0      $     0
                                                       ========     ========

NOTE 4 - OPERATING LEASES:
         -----------------

The Company leases office space under an operating lease agreement, which expires January 31, 2004. Future minimum lease commitments as of June 30, 2003 are as follows:

                           2004                     $  2,355

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 5 - OPERATING SEGMENTS AND RELATED INFORMATION:
         -------------------------------------------

The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires the disclosure of certain information regarding the Company's operating segments. The Company operates principally in four industry segments. Management, direct mail marketing, mortgage loan origination, and other revenues, which are primarily rental income. The Company has no single customer representing greater than 10% of its revenue. The following table sets forth key operating information for each business segment:

                                                    Year Ended June 30, 2003
                                                    ------------------------
         Operating Revenue
              Marketing                                   $ 1,222,650
              Lending                                         183,116
              Management                                       55,281
                                                          ------------
                                                          $ 1,461,047
                                                          ============
         Operating Profit (Loss)
              Marketing                                   $    43,968
              Lending                                         (16,600)
              Management                                      (30,667)
                                                          ------------
                                                          $    (3,299)
                                                          ============
          Identifiable Assets
              Marketing                                   $   131,798
              Lending                                           6,574
              Management                                          672
                                                          ------------
                                                          $   139,044
                                                          ============

NOTE 6 - NOTES PAYABLE:
         --------------

A note was signed on December 17, 2001 for $5,000 with an interest rate of 1% annually. Funds are expected to be invested in future stock offering of Time Lending California.

NOTE 7 - GOING CONCERN:
         --------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company has an equity deficit as of June 30, 2003 of $7,104.

Current liabilities are in excess of current assets by $9,403. These factors indicate that the Company has doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet are dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes or disagreements with the Company's public accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age      Position                  Since
----                ---      --------                  -----
Michael F. Pope     54       Director                  March 1996
                             President                 August 1996

Philip C. La Puma   64       Director                  March 1996
                             Secretary                 August 1996
                             Treasurer                 August 1996

Victoria A. Pope    55       Director                  January 1997

The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director of officer has been previously employed is an affiliate, parent, or subsidiary of the Company.

Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael F. Pope, age 54, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State University, Long Beach. He holds a real estate brokers license in the State of California.

Philip C. La Puma, age 64, has been Director of the Company since March 1996 and Secretary/Treasurer since August 1996. Mr. La Puma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 55, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past eight years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

LIMITATION ON DIRECTORS' LIABILITIES

         Our certificate of incorporation limits, to the maximum extent permitted under Nevada law, the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers, except in circumstances involving wrongful acts, such as a breach of the director's duty of loyalty or acts of omission which involve intentional misconduct or a knowing violation of law.

         Nevada Law permits us to indemnify officers, directors or employees against expenses, including attorney's fees, judgments, fines and amounts paid in settlement in connection with legal proceedings if the officer, director or employee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and, with respect to any criminal act or proceeding, he had no reasonable cause to believe his conduct was unlawful. Indemnification is not permitted as to any matter as to which the person is adjudged to be liable unless, and only to the extent that, the court in which such action or suit was brought upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper. Individuals who successfully defend this type of action are entitled to indemnification against expenses reasonably incurred in connection therewith.

         Our by-laws require us to indemnify directors and officers against, to the fullest extent permitted by law, liabilities which they may incur under the circumstances described in the preceding paragraph.

         The Company is not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the summary compensation for all officers for services during three fiscal years ended June 30, 2003.

Name &                             Annual      Compensation      Long Term
Principal Position   Period        Salary         Bonus           Options
------------------   ------        ------         -----           -------

Michael F. Pope     6/30/2003      $60,000          0                0
Director            6/30/2002      $50,000          0                0
President           6/30/2001      $50,0000         0                0

Philip C. La Puma   6/30/2003      $60,000          0                0
Director            6/30/2002      $50,000          0                0
Sec.-Treasurer      6/30/2001      $50,000          0                0

The Company does not have any long-term incentive plans nor pension plans. (Except for compensation of Officers who are Directors which Compensation is listed in Summary Compensation Table of Executives)


                                          CASH COMPENSATION          SECURITY GRANTS
                                                                                 Number of
                       Annual                                    Number of       Securities
                       Retainer      Meeting     Consulting      Shares (#)      Underlying
NAME                   Fees ($)      Fees ($)    Fees/Other      Fees ($)        Options/SAR
----                   --------      --------    ----------      --------        -----------
Michael F. Pope        0.00          0.00        0.00            0.00            0.00
Philip C. La Puma      0.00          0.00        0.00            0.00            0.00
Victoria A. Pope       0.00          0.00        0.00            0.00            0.00


In May, 2003, Messrs. Pope and La Puma were issued 600,000 shares of common stock each, as compensation for their respective services to the Company valued at $600 each.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of our common stock by all stockholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Each stockholder named has sole voting and investment power with respect to his or its shares. This table does not include options not exercisable within 60 days of the date of this prospectus. As of June 30, 2003, there were 2,450,000 shares of common stock issued and outstanding.

                               Beneficial Ownership              Percentage
                                 of Common Stock (1)            of Ownership
                                 -------------------            ------------

Michael F. Pope                      1,100,000                       45%
907 E. Wilson Ave
Orange, CA 92867

Philip C. La Puma                    1,100,000                       45%
1786 N. Pheasant St
Anaheim, CA 92867

Abercrombie, Inc.                      150,000                        6%
6566 Corte Cisco
Carlsbad, CA  92009

(1) Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 30, 2003 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with organizing the Company on July 20, 2000, persons consisting of its officers, and directors, were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On December 29, 2000, the outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. On December 29, 2000, 250,000 shares of common were purchased by Abercrombie Investment Corp. at par value of $.001 per share, increasing the total outstanding number of shares to 1,250,000 shares of common.

         Messrs. Pope and La Puma own 500,000 shares each of Tenth Street, Inc., a 50% subsidiary of Time Lending. They acquired such shares on December 20, 2000 in consideration for payment of incorporation and related expenses. Pursuant to the Voting Agreement dated December 20, 2000 between Time Lending, California, Inc. and Messrs. Pope and La Puma, Messrs. Pope and La Puma agreed to vote in concert with Time Lending, Inc. on any matters that may need to be voted on by Tenth Street's shareholders.

         Messrs. Pope and La Puma own 500,000 shares each of Time Management, Inc., a 50% subsidiary of Time Lending. They acquired such shares on July 27, 2000 in consideration for payment of incorporation and related expenses. Pursuant to the Voting Agreement dated July 27, 2000 between Time Lending, California, Inc. and Messrs. Pope and La Puma, Messrs. Pope and La Puma agreed to vote in concert with Time Lending, Inc. on any matters that may need to be voted on by Time Management's shareholders.

         Messrs. Pope and La Puma own 500,000 shares each of Time Marketing Associates, Inc., a 50% subsidiary of Time Lending. They acquired such shares on July 27, 2000 in consideration for payment of incorporation and related expenses. Pursuant to the Voting Agreement dated July 27, 2000 between Time Lending, California, Inc. and Messrs. Pope and La Puma, Messrs. Pope and La Puma agreed to vote in concert with Time Lending, Inc. on any matters that may need to be voted on by Time Marketing Associates' shareholders.

         Messrs. Pope and La Puma each loaned us $39,000 evidenced by demand promissory notes. The notes were repaid in full from the sale of property. There were no transactions, or series of transactions, for the fiscal year ended June 30, 2003, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

In May, 2003, Messrs. Pope and La Puma were issued 600,000 shares of common stock each, as compensation for their respective services to the Company valued at $600 each.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.   Description of Document
-----------   -----------------------

     2.1      Agreement and Plan of Merger of Time Lending, California, Inc.*

     3.1      Articles of Incorporation of Time Lending, California, Inc.*

     3.2      Articles of Incorporation of Tenth Street, Inc.*

     3.3      Articles of Incorporation of Time Marketing Associates, Inc.*

     3.4      Articles of Incorporation of Time Management, Inc.*

     3.5      Articles and Certificate of Merger of Registrant*

     3.6      Bylaws of Registrant*

     10.2     Lease Agreement*

     10.3     Guaranty of Michael Pope*

     10.4     Guaranty of Thomas Van Wagoner*

     10.5     Demand Promissory Note (Michael Pope)*

     10.6     Demand Promissory Note (Philip La Puma)*

     10.7     Asset Sale and Purchase Agreement*

     10.8 Share Exchange Agreement between Time Financial Services, Inc. and Interruption Television, Inc.*

     10.9     Voting Agreement (Tenth Street, Inc.)*

     10.10    Voting Agreement (Time Management, Inc.)*

     10.11    Voting Agreement (Time Marketing Associates, Inc.)*

     10.12    Broker Agreement*

     22.      Subsidiaries of Registrant*

     23.1     Consent of Michael Johnson CPA*

     23.3     Opinion of Michael F. Stewart*.

     23.4     Consent of Michael F. Stewart*

     31       Certifications
     32       Certification Under Section 906

     99.1     Property Appraisals.*

-----------------------------------

         *        Previously filed with the Commission.

ITEM 14. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 14, 2003                    TIME LENDING, CALIFORNIA, INC.

                                       By: /s/ Michael F. Pope
                                           -------------------------------------
                                           Michael F. Pope
                                           President

                                            By: /s/ Philip C. La Puma
                                           -------------------------------------
                                           Philip C. La Puma
                                           Treasurer (Chief Financial Officer)
                                            and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                                TITLE                               DATE
    ---------                                -----                               ----

/s/ Michael F. Pope            President and                                    October 14, 2003
Michael F. Pope                    Director (PRINCIPAL EXECUTIVE OFFICER)

/s/ Philip C. La Puma          Treasurer (PRINCIPAL                             October 14, 2003
Philip C. La Puma                  FINANCIAL OFFICER AND PRINCIPAL
                                   ACCOUNTING OFFICER), Secretary and Director