Form 10QSB
period 2003-09-30
TIME LENDING CALIFORNIA INC
filed 2003-11-14
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2003
                               ---------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

The number of shares of the registrant's common stock as of September 30, 2003:
2,770,500 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         4
(b)      Consolidated Statements of Operations                               5
(c)      Consolidated Statement of Shareholders' Equity (deficit)            6
(d)      Consolidated Statements of Cash Flows                               7
(e)      Notes to Financial Statements                                       8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    9

Item 3. Controls and Procedures                                             10

PART II. OTHER INFORMATION                                                  11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2003 and its results of operations and its cash flows for the three months ended September 30, 2003 and 2002.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 2003

                                                                          June 30,
                                                         (Unaudited)       2003
                                    ASSETS              -------------   ------------
CURRENT ASSETS
Cash and Cash equivalents                                 $ 291,970       $ 136,745
Accounts Receivable                                           2,030               -
                                                          ----------      ----------
Total current assets                                        294,000         136,745

Fixed assets,
     net of Fixed Assets                                      2,139           2,189

OTHER ASSETS
 Deposits                                                       110             110
 Employee Advances                                              100               -
                                                          ----------      ----------
Total other assets                                              210             110
                                                          ----------      ----------
                                                          $ 296,349       $ 139,044
TOTAL ASSETS                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $ 158,503       $ 116,250
Accrued expenses                                              8,836          24,823
Notes payable -  shareholders                                 5,075           5,075
                                                          ----------      ----------
Total current liabilities                                   172,416         146,148
                                                          ----------      ----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 20,000,000 shares,
  $.001 par value, issued and outstanding,
  2,770,500 shares outstanding at September 30, 2003          2,771           2,450

Additional Paid-in Capital                                     (999)           (999)
Retained earnings (deficit)                                  58,382          (8,555)
                                                          ----------      ----------
Total stockholders' equity                                  123,933          (7,104)
                                                          ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 296,349       $ 139,044
                                                          ==========      ==========



                                            4

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN
                                                          (Unaudited)
                                                        3 Months Ended
                                                         September 30:
                                                     2003            2002
                                                 ------------    ------------
INCOME
Marketing income                                $     746,636    $    203,440
Loan income                                            42,476          64,736
                                                 -------------   -------------
Total income                                          789,112         268,175

COST AND EXPENSES
Loan officers commissions                              50,466          36,786
Operating costs & marketing expense                   591,195         147,510
General and administrative                             80,514          17,635
                                                 -------------   -------------
Total operating expenses                              722,175         201,931
                                                 -------------   -------------
Net income(loss)                                       66,937          66,244
                                                 =============   =============

Profit per common share, basic and diluted       $       0.03    $       0.05
                                                 =============   =============

Weighted average common shares outstanding          2,450,000       1,250,000
                                                 =============   =============

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                                    Unaudited
                                                                Three months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                          3/31/2003   3/31/2002
                                                             ----------- -----------
Net income                                                       66,937      66,244
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                        50          50
Issuance of stock for Compensation                               41,400           -
Changes in assets and liabilities
Increase (decrease) in Accounts payable                          42,253      15,115
Increase (decrease) in Accrued Liabilities                      (15,985)     (5,852)
Increase (decrease) in Employee Advances                           (100)          -
Increase in Accounts Receivable                                  (2,030)          -
                                                             ----------- -----------
Net cash used in operating activities                           132,525      75,557

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                 22,700           -
                                                             ----------- -----------
Net cash provided by financing activities                        22,700           -
                                                             ----------- -----------
Net Increase in Cash and Cash Equivalent                        155,225      75,557

Cash and Cash Equivalents at Beginning of Year                  136,745      30,094
                                                             ----------- -----------
Cash and Cash Equivalents at End of Year                     $  291,970  $  105,651
                                                             =========== ===========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services              $   41,400          -
                                                             =========== ===========



                                        TIME LENDING, CALIFORNIA, INC.
                                Consolidated Statements of Stockholder's Equity
                                                September 30, 2003
                                                 (Unaudited)

                                   Common Stock            Additional                         Total
                             -------------------------      Paid-in        Retained       Stockholders'
                            # of Shares       Amount        Capital        Earnings          Equity
                             ----------     ----------     ----------      ----------      ----------
July 1, 2000                 1,000,000      $   1,000      $    (999)      $      --       $       1

Issuance of stock for
compensation for services      250,000            250             --              --             250

Net Loss for Year                   --             --             --          (7,508)         (7,508)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2001      1,250,000          1,250           (999)         (7,508)         (7,257)
                             ----------     ----------     ----------      ----------      ----------

Net Profit for Period               --             --             --           2,252           2,252
                             ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2002      1,250,000          1,250           (999)         (5,256)         (5,005)
                             ----------     ----------     ----------      ----------      ----------
Issuance of stock for
Compensation                 1,200,000         1,200              --               --          1,200
                             ----------     ----------     ----------      ----------      ----------
Net Loss for Year                    --             --             --          (3,299)        (3,299)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2003      2,450,000      $   2,450      $    (999)      $   (8,555)     $  (7,104)
                             ----------     ----------     ----------      -----------     ----------
Issuance of stock for
Compensation                   207,000            207         41,193               -          41,400
Issuance of stock for cash     113,500            114         22,586               -          22,700
Net Profit for Period                -              -              -           66,937         66,937
                             ==========     ==========     ==========      ===========     ==========

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2003
                                   (Unaudited)

Note 1 - Presentation Note 1 - Presentation of Interim Information:
                               -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three ended September 30, 2003 and 2002, and cash flows for the three-months ended September 30, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2002.

Note 2 - Segments

                                 3 Months Ended September 30,
                                            2003
           Marketing                   $  746,636
           Lending Fees                    42,476
           Real Estate                          -
           Other I                              -
                                       ===========
           Total Income                $  789,112

Operating Profit (Loss)
           Marketing                   $   79,261
           Loan Fees                      (12,324)
           Real Estate                          -
           Other                                -
                                       -----------
           Total Profit (Loss)         $   66,937
                                       ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

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

Three months ended September 30, 2003 compared to three months ended September 30, 2002 (Unaudited).

During the three months ended September 30, 2003, the mortgage market remained strong as reported by the Mortgage Bankers Association of America. Mortgage rates remained at or near all time lows. As a result our direct mail marketing segment, which is targeted to mortgage brokers, continued to grow. Loan commissions declined as attention was concentrated on the direct mail segment.

Total income for the three months ended September 30, 2003 was $789,112, an increase of 194%, or $520,937, compared to the $268,175 for the three months ended September 30, 2002.

Expenses. Total expenses increased 257% or $520,244 to $722,175 for the three months ended September 30, 2003, compared to $201,931 for the three months ended September 30, 2002. Most of the increase was the result of marketing sales cost and increased printing and mailing costs.

Net profit/(loss) before tax. The profit for the three months ended September 30, 2003 was $66,937, an increase of 1.05%, or $693 compared to a profit of $66,244 for the three months ended September 30, 2002.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended September 30, 2003 increased 267% or $543,196 to $746,636, compared to the three months ended September 30, 2002 total of $203,440. This was due to existing client increasing their mailing to take advantage of the low interest rate market.

Expenses. Expenses increased $506,487, or 315% to $667,375 for the three months ended September 30, 2003, compared to $160,888 for the three months ended September 30, 2002. This increase was due to the increase mailing and printing costs.

Profit contribution. Profit contribution from the marketing segment was $79,261, an increase of $36,709 or 86% for the three months ended September 30, 2003, compared to the $42,552 profit for the three months ended September 30, 2002. This was due to the increased mail volume from existing customers where start up costs were minimal.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $42,476 for the three months ended September 30, 2003. This was an decrease of ($22,259), or (152%), compared to the three months ended September 30, 2002 of $64,735.

Expenses. Expenses for the lending segment were $54,800 an increase of $13,575, or 33.52%, for the three months ended September 30, 2003, compared to $41,043 for the three months ended September 30, 2002. This increase was in commissions paid due to increased broker commissions earned.

Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended September 30, 2003 was $(12,324), an decrease of ($36,016), compared to a profit of $23,692 for the three months ended September 30, 2002. This was a result of increased loan volume.

Real estate segment. There was no revenue for this segment this quarter.

Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

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

The Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission as of May 20, 2003. The date of termination set forth in the registration statement is October 30, 2003. The Company plans to extend the offering until February 28, 2004 and file an amendment to the registration statement.
During the quarter ended September 30, 2003, the Company sold 113,500 shares of common stock at $0.20 per share to 44 persons.

Use of Proceeds:  Working Capital
The use of proceeds has been consistent with the disclosure in the registration statement.

The Company also issued 207,000 restricted shares of common stock to 11 persons who are employees or consultants to the Company for services rendered to the Company. Such issuances were made in reliance on the exemption provided in Section 4(2) and Regulation D of the Securities Act of 1933.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  -  OTHER INFORMATION

None.

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 14, 2003                 TIME LENDING, CALIFORNIA, INC.

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