Form 10QSB
period 2003-12-31
TIME LENDING CALIFORNIA INC
filed 2004-02-17
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2003
                               ---------------------

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

The number of shares of the registrant's common stock as of December 31, 2003:
2,789,500 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         4
(b)      Consolidated Statements of Operations                               5
(c)      Consolidated Statement of Shareholders' Equity (deficit)            6
(d)      Consolidated Statements of Cash Flows                               7
(e)      Notes to Financial Statements                                       8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    9

Item 3. Controls and Procedures                                             11

PART II. OTHER INFORMATION                                                  12

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2003 and its results of operations and its cash flows for the six months ended December 31, 2003 and 2002.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    December 31, 2003

                                                                          June 30,
                                                         (Unaudited)       2003
                                    ASSETS              -------------   ------------
CURRENT ASSETS
Cash and Cash equivalents                                 $ 461,529       $ 136,745
Accounts Receivable                                           -               -
                                                          ----------      ----------
Total current assets                                        461,529         136,745

Fixed assets,
     net of Fixed Assets                                     68,194           2,189

OTHER ASSETS
 Deposits                                                       110             110
 Employee Advances                                              100               -
                                                          ----------      ----------
Total other assets                                              210             110
                                                          ----------      ----------
                                                          $ 529,933       $ 139,044
TOTAL ASSETS                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $ 297,066       $ 116,250
Accrued expenses                                              2,795          24,823
Notes payable -                                              46,543           5,075
                                                          ----------      ----------
Total current liabilities                                   346,404         146,148
                                                          ----------      ----------

TOTAL LIABILITIES                                           346,404         146,148
                                                          ----------      ----------
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
  Authorized, none issued and outstanding
Common stock, authorized, 20,000,000 shares,
  $.001 par value, issued and outstanding,
  2,789,500 shares outstanding at December 31, 2003           2,790           2,450

Additional Paid-in Capital                                   66,561            (999)
Retained earnings (deficit)                                 114,178          (8,555)
                                                          ----------      ----------
Total stockholders' equity                                  183,529          (7,104)
                                                          ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 529,933       $ 139,044
                                                          ==========      ==========

                                            4


                                 TIME LENDING CALIFORNIA, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                        PERIODS AS SHOWN

                                                   (Unaudited)
                                                  3 Months Ended           6 Months Ended
                                                    December 31:             December 31:
                                                2003         2002         2003         2002
                                             -----------  -----------  -----------  -----------
INCOME
Marketing income                             $  718,056   $  185,996   $1,462,660   $  389,436
Loan income                                      23,383       19,790       61,381       84,525
                                             -----------  -----------  -----------  -----------
Total income                                    741,439      205,786    1,524,041      473,961

COST AND EXPENSES
Loan officers commissions                            --           --       50,466       36,786
Operating costs & marketing expense             672,485      187,660    1,337,734      335,170
General and administrative                        7,298        8,841       13,108       26,376
                                             -----------  -----------  -----------  -----------
Total operating expenses                        679,783      196,501    1,401,308      398,332
                                             -----------  -----------  -----------  -----------
Net income(loss)                                 61,656        9,285      122,733       75,629
                                             ===========  ===========  ===========  ===========

Loss per common share, basic and diluted     $     0.03   $     0.01   $     0.05   $     0.06
                                             ===========  ===========  ===========  ===========

Weighted average common shares outstanding    2,450,000    1,250,000    2,450,000    1,250,000
                                             ===========  ===========  ===========  ===========





                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                               Unaudited
                                                            Six months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                    12/31/2003    12/31/2002
                                                        ----------    ----------

Net income                                                122,733        75,529
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                  75           100
Issuance of stock for Compensation                             --            --
Changes in assets and liabilities
Increase (decrease) in Accounts payable                   180,816        26,006
Increase (decrease) in Accrued Liabilities                (22,028)       (6,735)
                                                        ----------    ----------
Net cash used in operating activities                     281,596        94,900

Cash Flows from Investing Activities
      Purchase of Assets                                  (66,180)           --
                                                        ----------    ----------
Net cash flows used for Investing Activities              (66,180)           --

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                           67,900            --
      Proceeds from Notes Payable                          41,468            --
                                                        ----------    ----------
Net cash provided by financing activities                 109,368            --
                                                        ----------    ----------
Net Increase in Cash and Cash Equivalent                  324,784        94,900

Cash and Cash Equivalents at Beginning of Year            136,745        30,094
                                                        ----------    ----------
Cash and Cash Equivalents at End of Year                $ 461,529     $ 124,994
                                                        ==========    ==========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services         $  41,400            --
                                                        ==========    ==========


                                        TIME LENDING, CALIFORNIA, INC.
                                Consolidated Statements of Stockholder's Equity
                                                December 31, 2003
                                                 (Unaudited)

                                   Common Stock            Additional                         Total
                             -------------------------      Paid-in        Retained       Stockholders'
                            # of Shares       Amount        Capital        Earnings          Equity
                             ----------     ----------     ----------      ----------      ----------
July 1, 2000                 1,000,000      $   1,000      $    (999)      $      --       $       1

Issuance of stock for
compensation for services      250,000            250             --              --             250

Net Loss for Year                   --             --             --          (7,508)         (7,508)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2001      1,250,000          1,250           (999)         (7,508)         (7,257)
                             ----------     ----------     ----------      ----------      ----------

Net Profit for Period               --             --             --           2,252           2,252
                             ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2002      1,250,000          1,250           (999)         (5,256)         (5,005)
                             ----------     ----------     ----------      ----------      ----------
Issuance of stock for
Compensation                 1,200,000          1,200             --              --           1,200
                             ----------     ----------     ----------      ----------      ----------
Net Loss for Year                   --             --             --          (3,299)         (3,299)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2003      2,450,000      $   2,450      $    (999)      $   (8,555)     $  (7,104)
                             ----------     ----------     ----------      -----------     ----------
Issuance of stock for
Compensation                   207,000            207         41,193               -          41,400
Issuance of stock for cash     113,500            114         22,586               -          22,700
Issuance of stock for
   cash 11/03                   19,000             19          3,781               -           3,800
Net Profit for Period                -              -              -          122,733        122,733
                             ----------     ----------     ----------      -----------     ----------
Balance - December 31, 2003  2,789,500      $   2,790      $  66,561        $ 144,178       $183,529
                             ==========     ==========     ==========      ===========     ==========

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 2003
                                   (Unaudited)

Note 1 - Presentation Note 1 - Presentation of Interim Information:
                               -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2003 and the results of operations for the three and six months ended December 31, 2003 and 2002, and cash flows for the six-months ended December 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2002.

Note 2 - Segments
                                               3 Months Ended     6 Months Ended
                                                 December 31,       December 31,
                                                     2003               2003
                                                 ------------       ------------
           Marketing                             $   718,056        $ 1,462,660
           Lending Fees                               23,383             61,381
           Real Estate                                    --                 --
           Other I                                        --                 --
                                                 ------------       ------------
           Total Income                          $   741,439        $ 1,524,041
                                                 ============       ============
Operating Profit (Loss)
           Marketing                             $    62,983        $   124,066
           Loan Fees                                  (1,327)            (1,333)
           Real Estate                                    --                 --
           Other                                          --                 --
                                                 ------------       ------------
           Total Profit (Loss)                   $    61,656        $   122,733
                                                 ============       ============

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

Three months and Six months ended December 31, 2003 compared to three and six months ended December 31, 2002 (Unaudited).

         During the three months ended December 31, 2003, the mortgage market remained strong as reported by the Mortgage Bankers Association of America. Mortgage rates remained at or near all time lows. As a result our direct mail marketing segment, which is targeted to mortgage brokers, leveled off due to normal seasonal mailing deline. Loan commissions declined as attention was concentrated on the direct mail segment.

         Total income for the three months ended December 31, 2003 was $741,439, an increase of 360%, or $535,653, compared to the $205,786 for the three months ended December 31, 2002. Total income for the six months ended December 31, 2003 was $1,524,041, an increase of 321%, or $1,050,080, compared to the $473,961 for the six months ended December 31, 2002.

         Expenses. Total expenses increased 346% or $483,282 to $679,783 for the three months ended December 31, 2003, compared to $196,501 for the three months ended December 31, 2002. Most of the increase was the result of marketing sales cost and increased printing and mailing costs. For the six months ended December 31, 2003, total expenses increased 352% or $1,002,976 to $1,401,308 compared to $398,332 for the six months ended December 31, 2002.

         Net profit/(loss) before tax. The profit for the three months ended December 31, 2003 was $61,656, an increase of 664%, or $52,371 compared to a profit of $9,285 for the three months ended December 31, 2002. The profit for the six months ended December 31, 2003 was $122,733, an increase of 162%, or $47,104 compared to a profit of $75,629 for the six months ended December 31, 2002.

         Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended December 31, 2003 increased 401% or $532,060 to $718,056, compared to the three months ended December 31, 2002 total of $185,996. This was due to existing client increasing their mailing to take advantage of the low interest rate market. The marketing segment income for the six months ended December 31, 2003 was $1,462,660, an increase of 376%, or $1,073,224, compared to the
$389,436 for the six months ended December 31, 2002.

         Expenses. Expenses increased $467,413, or 349% to $655,073 for the three months ended December 31, 2003, compared to $187,660 for the three months ended December 31, 2002. This increase was due to the increase mailing and printing costs. For the six months ended December 31, 2003, marketing segment expenses increased 399% or $1,002,564 to $1,337,734, compared to $335,170 for the six months ended December 31, 2002.

         Profit contribution. Profit contribution from the marketing segment was $62,983, an increase of $64,647 for the three months ended December 31, 2003, compared to the ($1,664) loss for the three months ended December 31, 2002. This was due to the increased mail volume from existing customers and the start up of new production equipment. The profit for the six months ended December 31, 2003 was $124,066, an increase of 228%, or $69,800 compared to a profit of $54,266 for the six months ended December 31, 2002.

         Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $23,383 for the three months ended December 31, 2003. This was an increase of $3,583, or 18%, compared to the three months ended December 31, 2002 of $19,790.

         Expenses. Expenses for the lending segment were $24,710 an increase of $6,370, or 279%, for the three months ended December 31, 2003, compared to $8,841 for the three months ended December 31, 2002. This increase was in commissions paid due to increased broker commissions earned. For the six months ended December 31, 2003, lending segment expenses increased 1.0% or $402 to $63,564 compared to $63,162 for the six months ended December 31, 2002.

         Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended December 31, 2003 was $(1,327), an decrease of ($12,276), compared to a profit of $10,949 for the three months ended December 31, 2002. This was a result of decreased loan volume. The profit for the six months ended December 31, 2003 was $(1,333), an increase of (106)%, or $22,696 compared to a profit of $21,363 for the six months ended December 31, 2002

         Real estate segment. There was no revenue for this segment this quarter.

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

         The Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission as of May 20, 2003. The date of termination set forth in the registration statement is October 30, 2003. During the quarter ended December 31, 2003, the Company sold 19,000 shares of common stock at $0.20 per share to 6 persons.

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

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 16, 2004                 TIME LENDING, CALIFORNIA, INC.

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