Form 10QSB
period 2004-03-31
TIME LENDING CALIFORNIA INC
filed 2004-05-24
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2004

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

The number of shares of the registrant's common stock as of March 31, 2004:
2,789,500 shares.

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

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  12
s
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2004 and its results of operations and its cash flows for the nine months ended March 31, 2004 and 2003.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    March 31, 2004

                                                                          June 30,
                                                         (Unaudited)       2003
                                    ASSETS              -------------   ------------
CURRENT ASSETS
Cash and Cash equivalents                                 $ 263,601       $ 136,745
Accounts Receivable                                             -               -
                                                          ----------      ----------
Total current assets                                        263,601         136,745

Fixed assets,
     net of Depreciation                                     62,644           2,189

OTHER ASSETS
 Deposits                                                       110             110
 Employee Advances                                              100             -
 Accounts Receivable                                          4,805             -
                                                          ----------      ----------
Total other assets                                            5,015             110
                                                          ----------      ----------
                                                          $ 331,260       $ 139,044
TOTAL ASSETS                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $ 136,906       $ 116,250
Accrued expenses                                              3,936          24,823
Notes payable -                                              42,895           5,075
                                                          ----------      ----------
Total current liabilities                                   183,737         146,148
                                                          ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 20,000,000 shares,
  $.001 par value, issued and outstanding,
  2,789,500 shares outstanding at March 31, 2004              2,790           2,450

Additional Paid-in Capital                                   66,561           (999)
Retained earnings (deficit)                                  78,172         (8,555)
                                                          ----------      ----------
Total stockholders' equity                                  147,523         (7,104)
                                                          ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 331,260       $ 139,044
                                                          ==========      ==========

                                            4


                                         TIME LENDING CALIFORNIA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                               PERIODS AS SHOWN

                                                          (Unaudited)
                                                        3 Months Ended               9 Months Ended
                                                           March 31:                     March 31:
                                                     2004            2003           2004           2003
                                                 ------------    ------------   ------------   ------------
INCOME
Marketing income                                 $     765,819   $    313,567   $  2,217,297   $   703,003
Loan income                                            76,923          61,849        149,696       146,379
                                                 -------------   -------------   ------------  ------------
Total income                                          842,742         375,416      2,366,993       849,382

COST AND EXPENSES
Loan officers commissions                              70,525          55,849        112,599       120,938
Operating costs & marketing expense                   800,829         318,941      2,139,279       622,839
General and administrative                              9,385           7,599         28,388        33,975
                                                 -------------   -------------   ------------  ------------
Total operating expenses                              880,739         382,389      2,280,266       777,752
                                                 -------------   -------------   -----------   ------------
Net income(loss)                                      (37,997)         (6,973)        86,727        71,630
                                                 =============   =============   ============  ============
Loss per common share, basic and diluted         $      (0.01)   $      (0.01)   $      0.03   $      0.06
                                                 =============   =============   ============  ============

Weighted average common shares outstanding          2,789,500       1,250,000      2,789,500     1,250,000
                                                 =============   =============   ============  ============

                                       5

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                              Unaudited
                                                           Nine months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                    3/31/2004      3/31/2003
                                                        ----------    ----------

Net income                                                 86,727        71,630
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                               5,600           150
Issuance of stock for Compensation                             --            --
Changes in assets and liabilities
Increase (decrease) in Accounts payable                    (1,270)      (17,205)
Increase (decrease) in Accrued Liabilities                 (2,584)        7,726
Decrease (increase) in Accounts Receivable                 (4,805)           --
                                                        ----------    ----------
Net cash used in operating activities                      83,668        62,301

Cash Flows from Investing Activities
      Purchase of Assets                                  (66,180)           --
                                                        ----------    ----------
Net cash flows used for Investing Activities              (66,180)           --

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                           67,900            --
      Proceeds from Notes Payable                          41,468            --
                                                        ----------    ----------
Net cash provided by financing activities                 109,368            --
                                                        ----------    ----------
Net Increase in Cash and Cash Equivalent                  126,856        62,301

Cash and Cash Equivalents at Beginning of Year            136,745        36,446
                                                        ----------    ----------
Cash and Cash Equivalents at End of Period              $ 263,601     $  98,347
                                                        ==========    ==========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services         $  41,400            --
                                                        ==========    ==========



                                        TIME LENDING, CALIFORNIA, INC.
                                Consolidated Statements of Stockholder's Equity
                                                March 31, 2004
                                                 (Unaudited)

                                   Common Stock            Additional                         Total
                             -------------------------      Paid-in        Retained       Stockholders'
                            # of Shares       Amount        Capital        Earnings          Equity
                             ----------     ----------     ----------      ----------      ----------
July 1, 2000                 1,000,000      $   1,000      $    (999)      $       --      $       1

Issuance of stock for
compensation for services      250,000            250             --               --            250

Net Loss for Year                   --             --             --           (7,508)        (7,508)
                             ----------     ----------     ----------      -----------     ----------

Balance - June 30, 2001      1,250,000          1,250           (999)          (7,508)        (7,257)
                             ----------     ----------     ----------      -----------     ----------

Net Profit for Period               --             --             --            2,252          2,252
                             ----------     ----------     ----------      -----------     ----------
Balance - June 30, 2002      1,250,000          1,250           (999)          (5,256)        (5,005)
                             ----------     ----------     ----------      -----------     ----------
Issuance of stock for
Compensation                 1,200,000          1,200             --               --          1,200
                             ----------     ----------     ----------      -----------     ----------
Net Loss for Year                   --             --             --           (3,299)        (3,299)
                             ----------     ----------     ----------      -----------     ----------

Balance - June 30, 2003      2,450,000      $   2,450      $    (999)      $   (8,555)     $  (7,104)
                             ----------     ----------     ----------      -----------     ----------
Issuance of stock for
Compensation                   207,000            207         41,193               -          41,400
Issuance of stock for cash     113,500            114         22,586               -          22,700
Issuanceof stockfor cash 11/03  19,000             19          3,781               -           3,800
Net Profit for Period                -              -              -           86,727         86,727
                             ----------     ----------     ----------      -----------     ----------
Balance - March 31, 2004     2,789,500      $   2,790      $  66,561        $  78,172       $183,529
                             ==========     ==========     ==========      ===========     ==========

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

Note 1 - Presentation Note 1 - Presentation of Interim Information:
                               -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2003 and the results of operations for the three and nine months ended March 31, 2004 and 2003, and cash flows for the nine-months ended March 31, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2002.

Note 2 - Segments

                                          3 Months Ended        9 Months Ended
                                              March 31,            March 31,
                                                2004                 2004
                                             -----------          -----------

           Marketing                         $  765,819           $2,217,297
           Lending Fees                          76,923              149,696
           Real Estate                               --                   --
           Other I                                   --                   --
                                             -----------          -----------
           Total Income                      $  842,742           $2,366,993
                                             ===========          ===========

Operating Profit (Loss)
           Marketing                         $  (36,121)          $   70,071
           Loan Fees                             (1,876)              16,656
           Real Estate                               --                   --
           Other                                     --                   --
                                             -----------          -----------
           Total Profit (Loss)               $  (37,997)          $   86,727
                                             ===========          ===========

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

         Time Management Inc., a Nevada corporation, is engaged in the business of managing real estate properties owned by Time Lending. These properties were purchased from HUD foreclosures and the open market, repaired and renovated, and sold or rented. Three months and Nine months ended March 31, 2004 compared to three and nine months ended March 31, 2003 (Unaudited).

         During the three months ended March 31, 2004, the mortgage market remained strong as reported by the Mortgage Bankers Association of America. Mortgage rates remained at or near all time lows , but are beginning to creap upward. As a result our direct mail marketing segment, which is targeted to mortgage brokers, grew as our clients increased mailings to keep their business volume constant in a declining mortgage market.

         Total income for the three months ended March 31, 2004 was $842,742, an increase of 224%, or $467,326, compared to the $375,416 for the three months ended March 31, 2004. Total income for the nine months ended March 31, 2004 was $2,366,993, an increase of 279%, or $1,517,611, compared to the $849,382 for the nine months ended March 31, 2003.

         Expenses. Total expenses increased 230% or $498,350 to $880,739 for the three months ended March 31, 2004, compared to $382,389 for the three months ended March 31, 2003. Most of the increase was the result of marketing sales cost and increased printing and mailing costs. For the nine months ended March 31, 2004, total expenses increased 293% or $1,502,514 to $2,280,266.

         Net profit/(loss) before tax. The loss for the three months ended March 31, 2004 was ($37,997), an increase of 545%, or ($31,024) compared to a loss of ($6,973) for the three months ended March 31, 2003. For the nine months ended March 31, 2004, the profit was $86,727 compared to $71,630 for the none months Ended March 31, 2003, an increase of $15,097 of 21%.

         Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended March 31, 2004 increased 144% or $452,252 to $765,819, compared to the three months ended March 31, 2003 total of $313,567. This was due to existing client increasing their mailing to take advantage of the low interest rate market. The marketing segment income for the nine months ended March 31, 2004 was $2,217,297, an increase of 215%, or $1,514,294, compared to the
$703,003 for the nine months ended March 31, 2003.

         Expenses. Expenses increased $482,999, or 60% to $801,940 for the three months ended March 31, 2004, compared to $318,941 for the three months ended March 31, 2003. This increase was due to the increase mailing and printing costs. Expenses for this segment for the nine months ended March 31, 2004 were $2,147,226, an increase of $1,573,848 or 274% compared to $573,378 for the nine months ended March 31, 2003.

         Profit (Loss)contribution. Loss contribution from the marketing segment was ($36,121), an increase of ($30,747) or 572% for the three months ended March 31, 2004, compared to the ($5,374) loss for the three months ended March 31, 2003. Profit contribution for the nine months ended March 31, 2004 was $70,071, down $65,759 from the nine months ended March 31, 2003.

         Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $76,923 for the three months ended March 31, 2004. This was an increase of $15,074, or (24%), compared to the three months ended March 31, 2003 of $61,849. The lending segment income for the nine months ended March 31, 2004 was $149,696, an increase of 2.2%, or $3,317, compared to the $146,379 for the nine months ended March 31, 2003.

         Expenses. Expenses for the lending segment were $78,799 an increase of $15,351, or 24.2%, for the three months ended March 31, 2004, compared to $63,448 for the three months ended March 31, 2003. This increase was in commissions paid due to increased broker commissions earned.

         Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended March 31, 2004 was $(1,876), an decrease of ($36,016), compared to a profit of $23,692 for three months ended March 31,2003. This was a result of increased loan volume. Profit contribution for the nine months ended March 31, 2004 was $16,656, up $74,879 from ($58,223) for the nine months ended March 31, 2003.

         Real estate segment. There was no revenue for this segment this quarter.

         Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

         The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of March 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation as of March 31, 2004, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

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

         The Company filed a registration statement on Form S-8 to register the Company's equity compensation plan. Subsequently on April 30, 2004, the Company issued 400,000 shares of common stock valued at $0.20 per share to 2 persons. Michael F. Pope received 200,000 shares, and Philip C.La Puma received 200,000 shares.

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

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 21, 2004                 TIME LENDING, CALIFORNIA, INC.

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