Form 10KSB
period 2004-06-30
TIME LENDING CALIFORNIA INC
filed 2004-10-13
CIK 1137005

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 2004

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $3,345,405.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 11, 2004 was $59,150 based upon the offering price of the registrant's Common Stock of $0.10 as of October 11, 2004.

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, was 3,191,500 as of June 30, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------
         We, Time Lending, California, Inc. ("we" or the "Company"), are engaged through our three divisions in the real estate sales, loans, management and direct mailing for mortgage companies and similar real estate related businesses. Time Lending is a real estate and mortgage company, which offers different products and services for each business. The real estate business is primarily a service business where the real estate broker or agent provides all of the services necessary to a home buyer or seller to insure satisfactory completion of the intended real estate transaction. Time Lending buys and sells real estate for profit. We intend to buy and sell homes in its normal course of business. We purchase foreclosures, repair them and resell them at market, capturing a gain on sale.

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

COMPETITION

         The competition in each segment is as always strong, yet, we are able to remain competitive in price and service. Management with its combined fifty years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now and look to remain strong over the year, because mortgage interest rates are remaining around 7%. We believe that year 2002 will be a strong mortgage refinance year. Our opinion is based upon the Mortgage Banking Association publishes statistics and forecasts of mortgage originations on a national basis on their web site www.mbaa.org. The MBA charts show originations remaining strong for the remainder of the year then dropping slightly near the end of the year as interest rates begin to rise as a result of the general recovery. In our opinion, in this type of market, the major problem is too much growth and competition for qualified employees. We do not expect our staffing to change significantly and we do not expect to be affected by competition for employees.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

         Our facility in Orange, California is 2100 square feet of office space which includes the workplace for the computers and printers used for addressing and mailing the direct mail pieces. We maintain our executive and administrative offices in the Orange, California facility. Our lease payments in fiscal 2004 were $34,560. The facility in Orange, California is leased though January 2005.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company common stock is now trading on the NASD's over-the-counter market, the Bulletin Board. As of June 30, 2004 a total of 3,191,500 share of our common stock were outstanding. The number of holders of record of our common stock is estimated to be 46.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act)". We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

         o our ability to achieve and maintain profitability and obtain additional working capital, if required;
         o    our ability to successfully implement our business plans;
         o our ability to attract and retain strategic partners and alliances;
         o    our ability to hire and retain qualified personnel;
         o    the risks of uncertainty of real estate and mortgage markets;
         o risks associated with existing and future governmental regulation to which we are subject; and
         o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

         These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements. We do not undertake to update, revise or correct any forward-looking statements.

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

                              RESULT OF OPERATIONS

                                                 Fiscal Year Ended
                                      June 30, 2002  June 30, 2003 June 30, 2004
                                       ------------   ------------  ------------

Total Revenues                         $   863,650    $ 1,461,047   $ 3,139,494

Total Expenses                         $   861,398    $ 1,464,346   $ 3,350,684

Net Income(Loss)                       $     2,252    $    (3,299)  $    (5,279)

Weighted Average Stock Outstanding       1,250,000      1,350,000     2,791,500

Earnings (Loss)per Share before Tax    $     (0.01)   $        (*)  $        (*)
                                                               *Less than $.01

Time Lending's Fiscal Year Ended June 30, 2004 compared to Fiscal Year Ended June 30, 2003 - Audited.
--------------------------------------------------------------------------------

Income. Total income increased from $1,461,047 for the Fiscal Year Ended June 30, 2003 to $3,139,494 for the fiscal year ended June 30, 2004 up $1,678,447, representing a 115% growth. This increase was due to increases in revenue in our Marketing segment and Management segment.

Expenses. Expenses increased from $1,464,346 for the fiscal year ended June 30, 2003 to $3,350,684 for the fiscal year ended June 30, 2004 up $1,886,338 representing a 129% increase. This increase in expenses was due to increase operating expenses due to increased direct mail production and increased expenses associated training and set up of new equipment.

Net profit (loss) before tax. The net loss for the fiscal year ended June 30, 2004 was $(5,279) a increase of $(1,980) or 60.% from the $(3,299) net loss for the fiscal year ended June 30, 2003.

Marketing Segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income for the marketing segment increased $1,916,845 or 157% to $3,139,495 for the fiscal year ended June 30, 2004 from $1,222,650 for the fiscal year ended June 30, 2003. The reason for the revenue increase was increased mailing from existing clients caused by their marketing growth in the low interest rate market. This segment should show increased growth as the Company's marketing efforts continue to increase.

Expenses for the marketing segment. Expenses increased $1,897,191 or 161% to $3,075,873 for the fiscal year ended June 30, 2004 compared to $1,916,845 for the fiscal year ended June 30, 2003. This increase was due to increased sales and production costs. Increased sales created increased postage for mailing, increased sales commissions and increased direct labor required to print and bundle the mail. New customers tend to mail lower quantities until they experience success in generating new loans from the mailings. The cost associated with the startup of a new customer is higher until they order higher quantities per order.

Profit for the marketing segment. Profit contribution from the marketing segment was $63,622 an increase of $19,654 or 176% for the fiscal year ended June 30, 2004 compared to the $43,968 profit for the fiscal year ended June 30, 2003.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer.

Income for the lending segment was $53,145 for the fiscal year ended June 30, 2004 a decrease of ($129,971) or (71%) compared $183,116 for the fiscal year ended June 30, 2003. This was due to decreased activity by loan agents.

Expenses for the lending segment were $161,205 an decrease of ($38,511) or (19.3%) for the fiscal year ended June 30, 2004 compared to expenses of $199,716 for the fiscal year ended June 30, 2003. The was due to decreased loan commissions paid.

The lending segment has a loss of ($108,060) for the fiscal year ended June 30, 2004 compared to a loss of ($16,600) for the fiscal year ended June 30, 2003. This was due to decreased loan volume and increased commission paid.

Management segment. This segment is the revenue and expenses associated with residential properties purchased and maintained for sale, and real estate broker activities excluding real estate loans. Income was $152,765 for the fiscal year ended June 30, 2004, a increase of $97,184 or 176% from the $55,281 for the fiscal year ended June 30, 2003. Time Lending has sold all rental property which it owned, and real estate sales commissions have increased. This segment will tend to decline as the Company concentrates on the marketing segment.

Expenses for this segment were $113,606 for the fiscal year ended June 30, 2004. This is an increase of $27,658 or 28.4%. compared to the $85,948 for the fiscal year ended June 30, 2003. This was due to shifting away from the real estate segment and the combining with the Management segment.

The Management segment operating profit was $39,159 for the fiscal year ended June 30, 2004. This compares to a loss for the fiscal year ended June 30, 2003 of ($30,667). This segment will continue with diminished expectation as focus will be on marketing.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $325,401 at June 30, 2004. We have funded our expenses from operations.

         All of our capital requirements will have to come from operations. Minor amount of capital was raised from the SB2 offering and added to working capital. There are no significant capital expenditure required for the next 12 months.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          TIME LENDING CALIFORNIA, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                             JUNE 30, 2004 AND 2003

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Time Lending, California, Inc.
Orange, CA

We have audited the accompanying balance sheet of Time Lending, California, Inc. as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Time Lending, California, Inc. as of June 30, 2004 and 2003, and the results of it's operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


Michael Johnson & Co., LLC
Denver, Colorado
September 5, 2004

                             TIME LENDING, CALIFORNIA, INC.
                               Consolidated Balance Sheets
                                        June 30,

                                                                  2004           2003
                                                               ----------     ----------
ASSETS:
-------

CURRENT ASSETS:
   Cash and cash equivalents                                   $ 325,401      $ 136,745
                                                               ----------     ----------

TOTAL CURRENT ASSETS                                             325,401        136,745
                                                               ----------     ----------

PROPERTY AND EQUIPMENT:
  Net of accumulated depreciation                                 21,671          2,389
                                                               ----------     ----------

TOTAL FIXED ASSETS                                                21,671          2,389
                                                               ----------     ----------

OTHER ASSETS:
   Deposits                                                            0            110
                                                               ----------     ----------

TOTAL OTHER ASSETS                                                     0            110
                                                               ----------     ----------

TOTAL ASSETS                                                   $ 347,072      $ 139,044
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                            $ 314,781      $ 116,250
   Accrued expenses                                                3,344         24,823
   Notes payable - Shareholders                                       --          5,075
                                                               ----------     ----------

TOTAL CURRENT LIABILITIES                                        318,125        146,148
                                                               ----------     ----------

TOTAL LIABILITIES                                                318,125        146,148
                                                               ----------     ----------

STOCKHOLDERS' EQUITY/(DEFICIT):

   Preferred stock, $.001 par value; 200,000 shares
      authorized, none issued and outstanding                         --             --
   Common stock, $.001 par value; 20,000,000 shares
      authorized, 3,191,500 issued and outstanding in 2004         3,192          2,450
      and 2,450,000 issued and outstanding in 2003
   Additional Paid-in Capital                                     39,589           (999)
   Retained earnings (deficit)                                   (13,834)        (8,555)
                                                               ----------     ----------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                              28,947         (7,104)
                                                               ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 347,072      $ 139,044
                                                               ==========     ==========

       The accompanying notes are an integral part of these financial statements.

                                           F-3

                         TIME LENDING, CALIFORNIA, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,

                                                      2004              2003
                                                  ------------      ------------

REVENUE:

   Marketing income                               $ 3,139,494      $  1,232,564
   Loan income                                        148,886           173,033
   Real Estate sale                                    53,145            55,246
   Other revenue                                        3,880               204
                                                  ------------      ------------

TOTAL REVENUE                                       3,345,405         1,461,047
                                                  ------------      ------------

COSTS AND EXPENSES:

   Loan officer commissions                           161,205           183,774
   Operating costs & marketing expenses             3,075,872         1,146,754
   General and administrative                         113,607           133,818
                                                  ------------      ------------

TOTAL OPERATING EXPENSES                            3,350,684         1,464,346
                                                  ------------      ------------

NET INCOME (LOSS)                                 $    (5,279)      $    (3,299)
                                                  ============      ============

BASIC PROFIT (LOSS) PER SHARE                     $        (*)      $        (*)
                                                  ============      ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           2,791,500         1,350,000
                                                  ============      ============
*Less than $.01

   The accompanying notes are an integral part of these financial statements.

                           TIME LENDING, CALIFORNIA, INC.
                        Consolidated Statements of Cash Flows
                            For the Years Ended June 30,
                                  Indirect Method
                                                              2004            2003
                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  (5,279)      $ (3,299)
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                            5,600            200
       Issuance of stock for compensation                     24,330          1,200
      Changes in assets and liabilities:
           Increase in Accounts payable                      198,531         94,752
           Increase (Decrease) in Accrued expenses           (21,479)        13,723
                                                           ----------     ----------

      Net cash provided (used) by operating activities       201,703        106,576
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of Assets                                 (26,972)            --
          Proceeds from Sale of Real Estate                       --             --
                                                           ----------     ----------

      Net cash (provided) used by investing activities       (26,972)            --
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Stock                     19,000             --
          Repayment of Note Payable                           (5,075)            --
          Proceeds from Borrowing                                 --             75
                                                           ----------     ----------

      Net cash provided by financing activities               13,925             75
                                                           ---------      ---------

Net Increase in Cash and Cash Equivalent                     188,656        106,651

Cash and Cash Equivalents at Beginning of Year               136,745         30,094
                                                           ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 325,401      $ 136,745
                                                           ==========     ==========

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
     Interest                                              $   1,644      $      75
                                                           ==========     ==========
     Income Taxes                                          $      --      $      --
                                                           ==========     ==========

NON-CASH TRANSACTIONS
     Stock issued for compensation                         $  24,330      $   1,200
                                                           ==========     ==========

     The accompanying notes are an integral part of these financial statements.

                                         F-5

                                           TIME LENDING, CALIFORNIA, INC.
                              Consolidated Statement of Stockholders' Equity (Deficit)
                                                    June 30, 2004

                                                    COMMON STOCK          Additional      Retained        Total
                                              ------------------------     Paid-in        Earnings     Stockholders'
                                                Shares        Amount       Capital       (Deficit)        Equity
                                              ----------    ----------    ----------     ----------     ----------
July 1, 2000                                  1,000,000     $   1,000     $    (999)     $      --      $       1

Issuance for stock for Cash June 15, 2001       250,000           250            --             --            250

Net Loss for Year                                    --            --            --         (7,508)        (7,508)
                                              ----------    ----------    ----------     ----------     ----------

Balance - June 30, 2001                       1,250,000         1,250          (999)        (7,508)        (7,257)

Net Profit for Year                                  --            --            --          2,252          2,252
                                              ----------    ----------    ----------     ----------     ----------

Balance - June 30, 2002                       1,250,000         1,250          (999)        (5,256)        (5,005)
                                              ----------    ----------    ----------     ----------     ----------

Issuance of stock for services 5/03           1,200,000         1,200            --             --          1,200

Net Loss for Year                                    --            --            --         (3,299)        (3,299)
                                              ----------    ----------    ----------     ----------     ----------

Balance - June 30, 2003                       2,450,000     $   2,450     $    (999)     $  (8,555)     $  (7,104)
                                              ==========    ==========    ==========     ==========     ==========
Issuance of stock for compensation               50,000            50            --             --             50

Issuance of stock for cash                       55,500            56        11,144             --         11,200

Issuance of stock for compensation              207,000           207         8,073             --          8,280

Issuance of stock for cash                       29,000            29         5,771             --          5,800

Issuance of stock for compensation              400,000           400        15,600             --         16,000

Net Loss for Year                                    --            --            --         (5,279)        (5,279)
                                              ----------    ----------    ----------     ----------     ----------
Balance - June 30, 2004                       3,191,500     $   3,192     $  39,589      $ (13,834)     $  28,947
                                              ==========    ==========    ==========     ==========     ==========

                     The accompanying notes are an integral part of these financial statements.

                                                         F-6

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

           Equipment - Printer & Bursters                             5 years

Depreciation for 2004 is $5,600.

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

NOTE 2 - PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment consist of the following at June 30, 2004:

              Equipment - Printers and Bursters                $ 27,271
                                                               ---------
              Less:  Accumulated depreciation                    (5,600)
                                                               ---------
                                                               $ 21,671
                                                               =========

NOTE 3 - FEDERAL INCOME TAXES:
         ---------------------

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carry forwards using enacted tax rates in effect for the years in which the difference are expected to reverse. Deferred taxes are recognized if it is more likely than not that the future tax benefit will be realized.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         2004         2003
                                                      ---------    ---------

         Deferred Tax Liability                       $      0     $      0
                                                      =========    =========
         Deferred Tax Assets
                  Net Operating Loss Carry forwards   $ 13,534     $  8,455
                  Future Deduction for Reserves            300          100
                  Less Valuation Allowance             (13,834)      (8,555)
                                                      ---------    ---------
         Total Deferred Tax Assets                    $      0     $      0
                                                      =========    =========
         Net Deferred Tax Liability                   $      0     $      0
                                                      =========    =========

NOTE 4 - OPERATING LEASES:
         -----------------

The Company leases office space under an operating lease agreement, which expires January 31, 2004. Future minimum lease commitments as of June 30, 2003 are as follows:

                           2005                     $ 35,376

The Company has a lease agreement with Michael Pope for the lease of the equipment used in the Marketing Division for 3 years. Future minimun lease commitments as of June 30, 2004 are as follows:

                           2004                     $ 13,272
                           2005                       24,000
                           2006                       24,000

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 5 - OPERATING SEGMENTS AND RELATED INFORMATION:
         -------------------------------------------

The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires the disclosure of certain information regarding the Company's operating segments. The Company operates principally in three industry segments. Management, direct mail marketing, and mortgage loan origination, which are primarily rental income. The Company has no single customer representing greater than 10% of its revenue. The following table sets forth key operating information for each business segment:

                                                   Year Ended June 30, 2004
                                                   ------------------------
         Operating Revenue
              Marketing                                   $ 3,139,495
              Lending                                          53,145
              Management                                      152,765
                                                          ------------
                                                          $ 3,345,405
                                                          ============
         Operating Profit (Loss)
              Marketing                                   $    63,622
              Lending                                        (108,060)
              Management                                       39,159
                                                          ------------
                                                          $    (5,279)
                                                          ============
          Identifiable Assets
              Marketing                                   $   324,202
              Lending                                          10,835
              Management                                       12,035
                                                          ------------
                                                          $   347,072
                                                          ============

NOTE 6 - FINANCIAL ACCOUNTING DEVELOPMENTS:
         ----------------------------------

Recently issued Accounting Pronouncements

In January 2003, the FAS issued FASB Interpretation No. 146, "Consolidation of Variable Interest Entities" and interpretation of ARB (Accounting Research Bulletin) No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN 146 for variable interest entities in existence prior to February 1, 2003, was delayed to December 31, 2003. In December 2003, the FASB issued a revised version of FIN 146, which effectively delayed implementation until March 2004, with earlier adoption permitted. SFAS No. 146 did not materially effect the financial statements.

In March 2003, the FAS issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivative) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 did not materially effect the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. The statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS did not materially effect the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes or disagreements with the Company's public accountants.

ITEM 8A.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age      Position                  Since
----                ---      --------                  -----
Michael F. Pope     55       Director                  March 1996
                             President                 August 1996

Philip C. La Puma   65       Director                  March 1996
                             Secretary                 August 1996
                             Treasurer                 August 1996

Victoria A. Pope    56       Director                  January 1997

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

Michael F. Pope, age 55, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State University, Long Beach. He holds a real estate brokers license in the State of California.

Philip C. La Puma, age 65, has been Director of the Company since March 1996 and Secretary/Treasurer since August 1996. Mr. La Puma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 56, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past eight years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the summary compensation for all officers for services during three fiscal years ended June 30, 2003.

Name &                             Annual      Compensation      Long Term
Principal Position   Period        Salary         Bonus           Options
------------------   ------        ------         -----           -------

Michael F. Pope     6/30/2004      $60,000          0                0
Director            6/30/2003      $60,000          0                0
President           6/30/2002      $50,000          0                0

Philip C. La Puma   6/30/2004      $60,000          0                0
Director            6/30/2003      $60,000          0                0
Sec.-Treasurer      6/30/2002      $50,000          0                0


                                          CASH COMPENSATION          SECURITY GRANTS
                                                                                 Number of
                       Annual                                    Number of       Securities
                       Retainer      Meeting     Consulting      Shares (#)      Underlying
NAME                   Fees ($)      Fees ($)    Fees/Other      Fees ($)(1)     Options/SAR
----                   --------      --------    ----------      ----------      -----------
Michael F. Pope        0.00          0.00        0.00            0.00            0.00
Philip C. La Puma      0.00          0.00        0.00            0.00            0.00
Victoria A. Pope       0.00          0.00        0.00            0.00            0.00


(1) In fiscal year 2004, the Company adopted its 2004 Equity Compensation Plan (the "Plan") which was registered on the registration statement on Form S-8. The Company registered 400,000 shares of its common stock. Pursuant to the Plan, the Company issued 200,000 shares of its common stock to each of Messrs. Pope and LaPuma for their respective services to the Company, valued at $8,000 for each person.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of our common stock by all stockholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Each stockholder named has sole voting and investment power with respect to his or its shares. This table does not include options not exercisable within 60 days of the date of this prospectus. As of June 30, 2004, there were 3,191,500 shares of common stock issued and outstanding.

                                 Beneficial Ownership            Percentage
                                 of Common Stock (1)            of Ownership
                                 --------------------           ------------

Michael F. Pope                      1,300,000                       41%
907 E. Wilson Ave
Orange, CA 92867

Philip C. La Puma                    1,300,000                       41%
1786 N. Pheasant St
Anaheim, CA 92867

Abercrombie, Inc.                      150,000                        5%
6566 Corte Cisco
Carlsbad, CA  92009

(1) Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 30, 2004 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2) The beneficial owners of Abercrombie, Inc., a Nevada Company, are Ned Chambers, M.D., Todd Hoff, (nephew of Philip C. La Puma) and David P. La Puma, (son of Philip C. La Puma). Each beneficial owner listed owns one third of Abercrombie, Inc. (a private company).

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

         Messrs. Pope and La Puma each loaned us $39,000 evidenced by demand promissory notes. The notes were repaid in full from the sale of property. There were no transactions, or series of transactions, for the fiscal year ended June 30, 2000, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

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

     10.8 Share Exchange Agreement between Time Financial Services, Inc. and Interruption Television, Inc.*

     10.9     Voting Agreement (Tenth Street, Inc.)*

     10.10    Voting Agreement (Time Management, Inc.)*

     10.11    Voting Agreement (Time Marketing Associates, Inc.)*

     10.12    Broker Agreement*

     22.      Subsidiaries of Registrant*

     23.1     Consent of Michael Johnson CPA*

     23.3     Opinion of Michael F. Stewart*.

     23.4     Consent of Michael F. Stewart*

     99.1     Property Appraisals.*

-----------------------------------

         *        Previously filed with the Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees for professional audit services rendered by Michael Johnson & Co. for the years ended June 30, 2004 and 2003.

                                                          2004            2003
                                                        ---------      ---------
             Audit Fees: (1)                            $  8,000       $  8,000
             Audit-Related Fees (2)                           --             --
             Tax Fees: (3)                                    --             --
             All Other Fees: (4)                              --             --
                                                        ---------      ---------
                 Total                                  $  8,000       $  8,000
                                                        =========      =========

(1) Audit Fees: Fees for professional services performed by Michael Johnson & Co. for the audit of our annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8.

(2) Audit-Related Fees: Michael Johnson & Co. did not provide any audit-related services.

(3) Tax Fees: Michael Johnson & Co. did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

(4) All Other Fees: Michael Johnson & Co. did not provide other permissible work for us that does not meet the above category descriptions.

PRE-APPROVAL POLICY

Our Board of Directors is responsible for approving all Audit, Audit-Related, Tax and Other Non-Audit Services. The Board of Directors approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year.

Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by the company after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 12, 2004            TIME LENDING, CALIFORNIA, INC.

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

    SIGNATURE                             TITLE                               DATE
    ---------                             -----                               ----
/s/ Michael F. Pope            President and Director                    October 12, 2004
Michael F. Pope                (PRINCIPAL EXECUTIVE OFFICER)

/s/ Philip C. La Puma          Treasurer (PRINCIPAL FINANCIAL            October 12, 2004
John Henderson                 OFFICER AND PRINCIPAL ACCOUNTING
                               OFFICER), Secretary and Director