Form 10QSB
period 2004-09-30
TIME LENDING CALIFORNIA INC
filed 2004-11-15
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2004
                               ---------------------

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

The number of shares of the registrant's common stock as of September 30, 2004:
3,191,500 shares.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2004 and its results of operations and its cash flows for the three months ended September 30, 2004 and 2003.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 2004

                                                                          June 30,
                                                         (Unaudited)        2004
                                    ASSETS              -------------   ------------
CURRENT ASSETS
Cash and Cash equivalents                                 $ 457,616       $ 325,401
                                                          ----------      ----------
Total current assets                                        457,616         325,401

Fixed assets,
     Net of Fixed Assets                                     21,671          21,671
                                                          ----------      ----------
     Total Fixed Assets                                      21,671          21,671
                                                          ----------      ----------
                                                          $ 479,287       $ 347,072
TOTAL ASSETS                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $ 404,461       $ 314,781
Accrued expenses                                              2,859           3,344
                                                          ----------      ----------
Total Current Liabilities                                   407,320         318,125
                                                          ----------      ----------
TOTAL LABILITIES                                          $ 407,320       $ 318,125
                                                          ----------      ----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 20,000,000 shares,
  $.001 par value, and outstanding,
  1,191,500 shares issued and outstanding.                    3,192           3,192

Additional Paid-in Capital                                   39,589          39,589
Retained earnings (deficit)                                  29,186         (13,834)
                                                          ----------      ----------
Total stockholders' equity                                   71,967          28,947
                                                          ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 479,287       $ 347,072
                                                          ==========      ==========

                                            4

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN
                                                          (Unaudited)
                                                        3 Months Ended
                                                         September 30:
                                                     2004            2003
                                                 ------------    ------------
Revenue:
Marketing income                                $     823,986    $    746,636
Loan income                                            44,094          42,476
                                                 -------------   -------------
Total Revenue                                         868,080         789,112

Expenses:
Loan officers commissions                              32,906          50,466
Operating costs & marketing expense                   763,517         591,195
General and administrative                             29,155          80,514
                                                 -------------   -------------
Total expenses                                        825,578         722,175
                                                 -------------   -------------
Other Income
Interest Income                                           518               -
                                                 -------------   -------------
Net income                                             43,020          66,937
                                                 =============   =============

Loss per common share, basic and diluted         $       0.01    $       0.03
                                                 =============   =============

Weighted average common shares outstanding          3,191,500       2,450,000
                                                 =============   =============

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                PERIODS AS SHOWN

                                                                     Unaudited
                                                                 Three months Ended
                                                                 ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                          3/31/2004      3/31/2003
                                                             -----------    -----------
Net income                                                   $   43,020     $   66,937
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                         -             50
Issuance of stock for Compensation                                    -         41,400
Changes in assets and liabilities
Increase (decrease) in Accounts payable                          89,680         42,253
Increase (decrease) in Accrued Liabilities                         (485)       (15,985)
Increase (decrease) in Employee Advances                              -           (100)
Increase in Accounts Receivable                                       -         (2,030)
                                                             -----------    -----------
Net cash used in operating activities                           132,215        132,525

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                      -         22,700
                                                             -----------    -----------
Net cash provided by financing activities                             -         22,700
                                                             -----------    -----------
Net Increase in Cash and Cash Equivalent                        132,215        155,225

Cash and Cash Equivalents at Beginning of Year                  325,401        136,745
                                                             -----------    -----------
Cash and Cash Equivalents at End of Year                     $  457,616     $  291,970
                                                             ===========    ===========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services              $        -         41,400
                                                             ===========    ===========



                                        TIME LENDING, CALIFORNIA, INC.
                                Consolidated Statements of Stockholder's Equity
                                                September 30, 2004
                                                 (Unaudited)

                                   Common Stock            Additional                         Total
                             -------------------------      Paid-in        Retained       Stockholders'
                            # of Shares       Amount        Capital        Earnings          Equity
                             ----------     ----------     ----------      ----------      ----------
July 1, 2000                 1,000,000      $   1,000      $    (999)      $       --      $       1

Issuance of stock for
compensation for services      250,000            250             --               --            250

Net Loss for Year                   --             --             --           (7,508)        (7,508)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2001      1,250,000          1,250           (999)          (7,508)        (7,257)
                             ----------     ----------     ----------      ----------      ----------

Net Profit for Period               --             --             --            2,252          2,252
                             ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2002      1,250,000          1,250           (999)          (5,256)        (5,005)
                             ----------     ----------     ----------      ----------      ----------
Issuance of stock for
Compensation                 1,200,000         1,200              --               --          1,200
                             ----------     ----------     ----------      ----------      ----------
Net Loss for Year                   --             --             --           (3,299)        (3,299)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2003      2,450,000      $   2,450      $    (999)      $   (8,555)     $  (7,104)
                             ----------     ----------     ----------      -----------     ----------
Issuance of stock for
Compensation                    50,000             50              -               -              50
Cash                            55,500             56         11,144               -          11,200
Compensation                   207,000            207          8,073               -           8,280
Cash                            29,000             29          5,771               -           5,800
Compensation                   400,000            400         15,600               -          16,000
Net Loss for Year                    -              -              -           (5,279)        (5,279)
                             ----------     ----------     ----------      -----------     ----------
Balance - June 30, 2004      3,191,500          3,192         39,589          (13,834)        28,947
                             ----------     ----------     ----------      -----------     ----------
Net Profit for Period                -              -              -           43,020         43,020
                             ----------     ----------     ----------      -----------     ----------
Balance - September 30, 2004 3,191,500      $   3,192      $  39,589       $   29,186      $  71,967
                             ==========     ==========     ==========      ===========     ==========

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2004
                                   (Unaudited)

Note 1  - Presentation of Interim Information:
          -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three ended September 30, 2004 and 2003, and cash flows for the three-months ended September 30, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2004.

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

Three months ended September 30, 2004 compared to three months ended September 30, 2003 (Unaudited).

During the three months ended September 30, 2004, the mortgage market remained strong as reported by the Mortgage Bankers Association of America. Mortgage rates remained at or near all time lows. As a result our direct mail marketing segment, which is targeted to mortgage brokers, continued to grow. Loan commissions declined as attention was concentrated on the direct mail segment.

Total income for the three months ended September 30, 2004 was $868,080, an increase of 10%, or $78,968, compared to the $789,112 for the three months ended September 30, 2003.

Expenses. Total expenses increased 14.3% or $103,403 to $ 825,578 for the three months ended September 30, 2004, compared to $722,175 for the three months ended September 30, 2003. Most of the increase was the result of marketing sales cost and increased printing and mailing costs.

Net profit/(loss) before tax. The profit for the three months ended September 30, 2004 was $ 43,020, an decrease of (35.7%), or ($23,916) compared to a profit of $66,937 for the three months ended September 30, 2003.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended September 30, 2004 increased 10.4% or $77,351 to $823,986, compared to the three months ended September 30, 2003 total of $746,636. The mortgage market slowed during this quarter, but we still maintained this slight increase in revenue.

Expenses. Expenses increased $115,895, or 17.4% to $783,270 for the three months ended September 30, 2004, compared to $667,375 for the three months ended September 30, 2003. This increase was due to the increase mailing and printing costs.

Profit contribution. Profit contribution from the marketing segment was $40,716, an decrease of ($38,545) or (48.6%) for the three months ended September 30, 2004, compared to the $79,261 profit for the three months ended September 30, 2003. This was due to the increased production costs.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Michael F. Pope is a licensed broker.

Income: Loan broker income was $44,094 for the three months ended September 30, 2004. This was an increase of $1,618, or 3.8%, compared to the three months ended September 30, 2003 of $42,476.

Expenses. Expenses for the lending segment were $ 42,308 an decrease of ($12,492), or (22.8%), for the three months ended September 30, 2004, compared to $54,800 for the three months ended September 30, 2003. This decrease was in commissions paid due to decreased broker commissions earned.

Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended September 30, 2004 was $712, an increase of $13,036, compared to a loss of ($12,324) for the three months ended September 30, 2003.

Real estate segment. There was no revenue for this segment this quarter.

Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

         The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of September 30, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation as of September 30, 2004, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

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

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 11, 2004                 TIME LENDING, CALIFORNIA, INC.

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