Form 10QSB
period 2004-12-31
TIME LENDING CALIFORNIA INC
filed 2005-02-14
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2004
                               ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------

                      Commission File Number: 333-59114

                         TIME LENDING, CALIFORNIA, INC.
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

The number of shares of the registrant's common stock as of December 31, 2004:
3,191,500 shares.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2004 and its results of operations and its cash flows for the six months ended December 31, 2004 and 2003.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    December 31, 2004

                                                                          June 30,
                                                         (Unaudited)       2004
                                    ASSETS              -------------   ------------
CURRENT ASSETS
Cash and Cash equivalents                                 $ 578,545       $ 325,401
Accounts Receivable                                          95,050              -
                                                          ----------      ----------
Total current assets                                        673,595         325,401
                                                          ----------      ----------
Fixed assets,
     Net Fixed Assets                                        19,701          21,671
                                                          ----------      ----------
                                                          $ 693,296       $ 347,072
TOTAL ASSETS                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $ 602,740       $ 314,781
Accrued expenses                                              1,617           3,344
                                                          ----------      ----------
Total current liabilities                                   604,357         318,125
                                                          ----------      ----------
TOTAL LIABILITIES                                           604,357         318,125
                                                          ----------      ----------
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 20,000,000 shares,
  $.001 par value, issued and outstanding,
  3,191,500 shares issued and outstanding
  at December 31, 2003                                        3,192           3,192

Additional Paid-in Capital                                   39,589          39,589
Retained earnings (deficit)                                  46,158         (13,834)
                                                          ----------      ----------
Total stockholders' equity                                   88,939          28,947
                                                          ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 693,296       $ 347,072
                                                          ==========      ==========

                                            4


                                TIME LENDING CALIFORNIA, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                            3 Months Ended              6 Months Ended
                                              December 31:                December 31:
                                          2004           2003        2004           2003
                                       -----------   -----------  -----------    -----------
INCOME
Marketing income                       $  908,665    $  718,056    $1,732,651    $1,462,660
Loan income                                52,104        23,383        96,198        61,381
                                       -----------   -----------  -----------    -----------
Total income                              960,769       741,439     1,828,849     1,524,041

COST AND EXPENSES
Loan officers commissions                  34,011            --        66,917        50,466
Operating costs & marketing expense       898,670       672,485     1,662,187     1,337,734
General and administrative                 12,101         7,298        41,256        13,108
                                       -----------   -----------  -----------    -----------
Total operating expenses                  944,782       679,783     1,770,360     1,401,308
                                       -----------   -----------  -----------    -----------
Other income                                  985            --         1,503            --
                                       -----------   -----------  -----------    -----------
Net income(loss)                           16,972        61,656        59,992       122,733
                                       ===========   ===========   ===========   ===========

Net income per common share,           $     0.01    $     0.03    $     0.02    $     0.05
                                       ===========   ===========   ===========   ===========

Weighted average number of
   common shares outstanding            3,191,500     2,450,000     3,191,500     2,450,000
                                       ===========   ===========   ===========   ===========



                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                               Indirect Method



Six months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                          12/31/2004   12/31/2003
                                                             ----------- -----------
Net income                                                     $ 46,158   $ 122,733
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                     1,970          75
Issuance of stock for Compensation                                    -           -
(Increase) in Notes Receivable                                  (95,050)          -
Increase (decrease) in Accounts payable                         301,793     180,816
Increase (decrease) in Accrued Expenses                          (1,727)    (22,028)
                                                             ----------- -----------
Net cash used in operating activities                           253,144     281,596

Cash Flows from Investing Activities
      Purchase of Assets                                              -     (66,180)
                                                             ----------- -----------
Net cash flows used for Investing Activities                          -     (66,180)

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                      -       67,900
      Proceeds from Notes Payable                                     -       41,468
                                                             ----------- -----------
Net cash provided by financing activities                             -      109,368
                                                             ----------- -----------
Net Increase in Cash and Cash Equivalent                        253,144      324,784

Cash and Cash Equivalents at Beginning of Year                  325,401      136,745
                                                             ----------- -----------
Cash and Cash Equivalents at End of Year                     $  578,545  $   461,529
                                                             =========== ===========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services              $        -   $   41,400
                                                             =========== ===========



                                        TIME LENDING, CALIFORNIA, INC.
                                Consolidated Statements of Stockholder's Equity
                                                December 31, 2004
                                                 (Unaudited)

                                   Common Stock            Additional                         Total
                             -------------------------      Paid-in        Retained       Stockholders'
                            # of Shares       Amount        Capital        Earnings          Equity
                             ----------     ----------     ----------      ----------      ----------
July 1, 2000                 1,000,000      $   1,000      $    (999)      $      --       $       1

Issuance of stock for
compensation for services      250,000            250             --              --             250

Net Loss for Year                   --             --             --          (7,508)         (7,508)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2001      1,250,000          1,250           (999)         (7,508)         (7,257)
                             ----------     ----------     ----------      ----------      ----------

Net Profit for Period               --             --             --           2,252           2,252
                             ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2002      1,250,000          1,250           (999)         (5,256)         (5,005)
                             ----------     ----------     ----------      ----------      ----------
Issuance of stock for
Compensation                 1,200,000         1,200              --               --          1,200
                             ----------     ----------     ----------      ----------      ----------
Net Loss for Year                    --             --             --          (3,299)        (3,299)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2003      2,450,000      $   2,450      $    (999)      $   (8,555)     $  (7,104)
                             ----------     ----------     ----------      -----------     ----------

Issuance of stock for
Compensation                    50,000             50             -                -              50
Issuance of stock for cash      55,500             56         11,144               -          11,200
Issuance of stock for
Compensation                   207,000            207          8,073               -           8,280
Issuance of stock for cash      29,000             29          5,771               -           5,800
Issuanceof stockfor            400,000            400         15,600               -          16,000
Net Profit for Year                  -              -              -           (5,279)        (5,279)
                             ----------     ----------     ----------      -----------     ----------
Balance - June 30, 2004     3,1913,500      $   3,192      $  39,589        $ (13,834)      $ 28,947
                             ----------     ----------     ----------      -----------     ----------
Net Profit for Period                -              -              -           59,992         59,992
                             ----------     ----------     ----------      -----------     ----------
Balance - December 31, 2004  3,191,500      $   3,192      $  39,589        $  46,158     $   88,939
                             ==========     ==========     ==========      ===========     ==========

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 2004
                                   (Unaudited)

Note 1 - Presentation Note 1 - Presentation of Interim Information:
                               -----------------------------------

     In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2004 and the results of operations for the three and six months ended December 31, 2004 and 2003, and cash flows for the six-months ended December 31, 2004. Interim results are not necessarily indicative of results for a full year.

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

         Three months and Six months ended December 31, 2004 compared to three and six months ended December 31, 2003 (Unaudited).

         During the three months ended December 31, 2004, the mortgage market remained strong as reported by the Mortgage Bankers Association of America. Mortgage rates remained at or near all time lows even as the prime rate began to increase. As a result our direct mail marketing segment, which is targeted to mortgage brokers, leveled off due to normal seasonal mailing deline. Loan commissions increased slightly.

         Total income for the three months ended December 31, 2004 was $960,769, an increase of 29.6%, or $219,330, compared to the $741,439 for the three months ended December 31, 2003. Total income for the six months ended December 31, 2004 was $1,828,849, an increase of 20.0%, or $304,808, compared to the $1,524,041 for the six months ended December 31, 2003.

         Expenses. Total expenses increased 39.0% or $264,999 to $944,783 for the three months ended December 31, 2004, compared to $679,783 for the three months ended December 31, 2003. Most of the increase was the result of marketing sales cost and increased printing and mailing costs. For the six months ended December 31, 2004, total expenses increased 26.34% or $369,052 to $1,770,360 compared to the $1,401,308 for the six months ended December 31, 2003.

         Net profit/(loss) before tax. The profit for the three months ended December 31, 2004 was $16,972, an decrease of (72.5%), or ($44,684) compared to a profit of $61,656 for the three months ended December 31, 2003. The profit for the six months ended December 31, 2004 was $59,992, an decrease of (62.7%), or ($62,741) compared to a profit of $122,733 for the six months ended December 31, 2003.

         Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended December 31, 2004 increased 26.6% or $190,609 to $908,665, compared to the three months ended December 31, 2003 total of $718,056. This was due to existing client increasing their mailing to take advantage of the low interest rate market. The marketing segment income for the six months ended December 31, 2004 was $1,732,651, an increase of 18.46%, or $269,991, compared to the
$1,462,660 for the six months ended December 31, 2003.

         Expenses. Expenses increased $240,072, or 36.6% to $895,145 for the three months ended December 31, 2004, compared to $655,073 for the three months ended December 31, 2003. This increase was due to the increase mailing and printing costs. For the six months ended December 31, 2004, marketing segment expenses increased 25.6% or $342,709 to $1,680,443, compared to $1,337,734 for the six months ended December 31, 2003.

         Profit contribution. Profit contribution from the marketing segment was $13,520, an decrease of ($49,463), or (78.5%) for the three months ended December 31, 2004, compared to the $62,983 profit contribution for the three months ended December 31, 2003. This was due to the increased mail volume from existing customers and slightly lower margins. The profit for the six months ended December 31, 2004 was $52,208, a decrease of (58.2%), or ($72,718)
compared to a profit of $124,926 for the six months ended December 31, 2003.

         Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $52,104 for the three months ended December 31, 2004. This was an increase of $28,721, or 122.8%, compared to the three months ended December 31, 2003 of $23,383. For the six months ended December 31, 2004 lending segment income was $$96,198, and increase of $34,817, compared to $61,381 for the six months ended December 31, 2003.

         Expenses. Expenses for the lending segment were $49,637 an increase of $24,924, or 101%, for the three months ended December 31, 2004, compared to $24,710 for the three months ended December 31, 2003. This increase was in commissions paid due to increased broker commissions earned. For the six months ended December 31, 2004, lending segment expenses increased 41.4% or $26,343 to $89,917 compared to $63,574 for the six months ended December 31, 2003.

         Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended December 31, 2004 was $6,281, an increase of $7,608, compared to a loss of $(1,327) for the three months ended December 31, 2003. This was a result of increased loan volume. The profit for the six months ended December 31, 2004 was $6,281, an increase of 384.%, or $8,474 compared to a loss of $(2,193) for the six months ended December 31, 2003.

         Real estate segment. There was no revenue for this segment this quarter.

         Management segment. This segment is property management and other income including miscellaneous income, miscellaneous consulting fees. Income was $985 for three months and $1,503 for six month ended December 31, 2004.

ITEM 3. Controls and Procedures

         The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of December 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation as of December 31, 2004, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


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

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 14, 2005                 TIME LENDING, CALIFORNIA, INC.

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