Form 10QSB
period 2005-03-31
TIME LENDING CALIFORNIA INC
filed 2005-05-16
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005

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

The number of shares of the registrant's common stock as of March 31, 2005:
3,191,500 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         4
(b)      Consolidated Statements of Operations                               5
(c)      Consolidated Statement of Shareholders' Equity (deficit)            6
(d)      Consolidated Statements of Cash Flows                               7
(e)      Notes to Financial Statements                                       8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    9

Item 3. Controls and Procedures                                             10

PART II. OTHER INFORMATION                                                  11

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities and Use of Proceeds                          11

Item 3.  Defaults On Senior Securities                                      11

Item 4.  Submission of Items to a Vote                                      11

Item 5.  Other Information                                                  11

Item 6.  Exhibits                                                           11

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 12
s
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2005 and its results of operations and its cash flows for the nine months ended March 31, 2005 and 2004.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    March 31, 2005

                                                                          June 30,
                                                         (Unaudited)        2004
                                    ASSETS              -------------   ------------
CURRENT ASSETS
Cash and Cash equivalents                                 $ 763,167       $ 325,401
Notes Receivable                                             25,480               -
Suspense account                                              1,583               -
                                                          ----------      ----------
Total current assets                                        790,230         325,401
                                                          ----------      ----------
Fixed assets, property and equipment
     net of Depreciation                                     19,701          21,671
                                                          ----------      ----------
Total Fixed Assets                                           19,701          21,671
                                                          ----------      ----------
                                                          $ 809,931        $347,072
TOTAL ASSETS                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $ 527,077       $ 314,781
Accrued expenses                                              5,352           3,344
Notes payable -                                                 163               -
Prepaid marketing                                           127,500               -
                                                          ----------      ----------
Total current liabilities                                   660,092         318,125
                                                          ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 20,000,000 shares,
  $.001 par value, issued and outstanding,
  3,191,500 shares outstanding at March 31, 2005              3,192           3,192

Additional Paid-in Capital                                   39,589          39,589
Retained earnings (deficit)                                 107,058         (13,834)
                                                          ----------      ----------
Total stockholders' equity                                  149,839          28,947
                                                          ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 809,931       $ 347,072
                                                          ==========      ==========

                                            4

                                         TIME LENDING CALIFORNIA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                               PERIODS AS SHOWN

                                                          (Unaudited)
                                                        3 Months Ended               9 Months Ended
                                                           March 31:                     March 31:
                                                     2005            2004           2005            2004
                                                 ------------    ------------   ------------    ------------
INCOME
Marketing income                                $   1,197,817    $    765,819   $  2,930,468    $ 2,228,479
Loan income                                            40,222          76,648        136,420        138,029
                                                 -------------   -------------   -------------   ------------
Total income                                        1,238,039         842,467      3,066,888      2,366,508

COST AND EXPENSES
Loan officers commissions                              33,404          70,525        100,321        120,991
Operating costs & marketing expense                 1,120,886         694,826      2,783,053      2,032,560
General and administrative                             24,460         108,788         65,716        121,896
                                                 -------------   -------------   -------------   ------------
Total operating expenses                            1,178,730         874,139      2,949,090      2,275,447
                                                 -------------   -------------   ------------   -------------
OTHER INCOME                                            1,591             275          3,094            275
   Interest Income                               ------------    -------------   ------------   -------------

Net income(loss)                                       60,900         (31,397)       120,892         91,336
                                                 =============   =============   =============   ===========
Profit (Loss) per common share, basic            $       0.02     $     (0.01)   $      0.04    $      0.04
                                                 =============   =============   =============   ============

Basic Weighted average shares outstanding          3,191,500       2,450,000      3,191,500       2,450,000
                                                 =============   =============   =============   ============

                                       5

                                        TIME LENDING, CALIFORNIA, INC.
                                Consolidated Statements of Stockholder's Equity
                                                March 31, 2005
                                                 (Unaudited)

                                   Common Stock            Additional                         Total
                             -------------------------      Paid-in        Retained       Stockholders'
                            # of Shares       Amount        Capital        Earnings          Equity
                             ----------     ----------     ----------      ----------      ----------
July 1, 2000                 1,000,000      $   1,000      $    (999)      $      --       $       1

Issuance of stock for
compensation for services      250,000            250             --              --             250

Net Loss for Year                   --             --             --          (7,508)         (7,508)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2001      1,250,000          1,250           (999)         (7,508)         (7,257)
                             ----------     ----------     ----------      ----------      ----------

Net Profit for Period               --             --             --           2,252           2,252
                             ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2002      1,250,000          1,250           (999)         (5,256)         (5,005)
                             ----------     ----------     ----------      ----------      ----------
Issuance of stock for
Compensation                 1,200,000         1,200              --               --          1,200
                             ----------     ----------     ----------      ----------      ----------
Net Loss for Year                    --             --             --          (3,299)        (3,299)
                             ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2003      2,450,000      $   2,450      $    (999)      $   (8,555)     $  (7,104)
                             ----------     ----------     ----------      -----------     ----------

Issuance of stock for
Compensation                    50,000             50             -                -              50
Issuance of stock for cash      55,500             56         11,144               -          11,200
Issuance of stock for
Compensation                   207,000            207          8,073               -           8,280
Issuance of stock for cash      29,000             29          5,771               -           5,800
Issuanceof stockfor            400,000            400         15,600               -          16,000
Net Profit for Year                  -              -              -           (5,279)        (5,279)
                             ----------     ----------     ----------      -----------     ----------
Balance - June 30, 2004     3,1913,500      $   3,192      $  39,589        $ (13,834)      $ 28,947
                             ----------     ----------     ----------      -----------     ----------
Net Profit for Period                -              -              -          120,892        120,892
                             ----------     ----------     ----------      -----------     ----------
Balance - March 31, 2005     3,191,500      $   3,192      $  39,589        $ 107,058     $  149,839
                             ==========     ==========     ==========      ===========     ==========


                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               Indirect Method

                                                           Nine months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                    3/31/2005      3/31/2004
                                                        ----------    ----------

Net income                                                120,892        91,336
Issuance of stock for Compensation                              -        41,400
Adjustments to reconcile net loss to net cash
  used in operating activities
 Changes in assets and liabilities
  Depreciation and amortization                             1,970           100
 (Increase in Employee Advances                                --          (100)
 (Increase) in Suspense                                    (1,583)       (4,805)
 (Increase) in Notes Receivable                           (25,480)           -
  Increase in Accounts payable                            212,296        22,647
  Increase prepaid marketing                              127,500             -
  Increase in Accrued expenses                              2,008       (20,887)
                                                        ----------    ----------
Net cash used in operating activities                     437,603       129,691

Cash Flows from Investing Activities
      Purchase of Assets                                        -       (69,454)
                                                        ----------    ----------
Net cash flows used for Investing Activities                    -       (69,454)

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                -        26,500
      Proceeds from Notes Payable                             163        37,820
                                                        ----------    ----------
Net cash provided by financing activities                     163        64,320
                                                        ----------    ----------
Net Increase in Cash and Cash Equivalent                  437,766       124,557

Cash and Cash Equivalents at Beginning of Year            325,401       139,044
                                                        ----------    ----------
Cash and Cash Equivalents at End of Period              $ 763,167     $ 263,601
                                                        ==========    ==========

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
  Interest                                              $       -     $       -
  Income Taxes                                          $       -     $       -
                                                        ==========    ==========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services         $       -     $  41,400
                                                        ==========    ==========


                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

Note 1 - Presentation Note 1 - Presentation of Interim Information:
                               -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three and nine-months ended March 31, 2005 and 2004, and cash flows for the nine-months ended March 31, 2005. Interim results are not necessarily indicative of results for a full year.

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

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2004 (Unaudited).

         During the three months ended March 31, 2005, the mortgage market remained strong as reported by the Mortgage Bankers Association of America. Mortgage rates remained at or near all time lows , but are beginning to move upward. The Federal Reserve increased short term rates in several one quarter percent moves. As a result our direct mail marketing segment, which is targeted to mortgage brokers, continued to grow as our clients increased mailings to keep their business volume constant in a declining mortgage market. In addition, the impact of the growth of the "Do Not Call List" was to increase direct mail for the mortgage industry.

         Total income for the three months ended March 31, 2005 was $ 1,238,039, an increase of 47%, or $395,572, compared to the $842,467 for the three months ended March 31, 2004. Total income for the nine months ended March 31, 2005 was $3,066,888, an increase of 29.6%, or $700,380, compared to the $2,366,508 for the nine months ended March 31, 2004.

         Expenses. Total expenses increased 34.9% or $304,591 to $1,178,730 for the three months ended March 31, 2005, compared to $874,139 for the three months ended March 31, 2004. Most of the increase was the result of marketing sales cost and increased printing and mailing costs. For the nine months ended March 31, 2005, total expenses increased 29.6% or $673,643 to $2,949,090 compared to $2,275,447 for the none months ended March 31, 2004.

         Net profit/(loss) before tax. The profit for the three months ended March 31, 2005 was $60,900, an increase of 29.3%, or $92,297 compared to a loss of ($31,397) for the three months ended March 31, 2004. For the nine months ended March 31, 2005, the profit was $120,892 compared to $91,336 for the none months Ended March 31, 2004, an increase of $29,556 or 32.3%.

         Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended March 31, 2005 increased 56.4% or $431,998 to $1,197,817, compared to the three months ended March 31, 2004 total of $756,819. This was due to existing client increasing their mailing to take advantage of the low interest rate market. The marketing segment income for the nine months ended March 31, 2005 was $2,930,468, an increase of 31.5%, or $701,989, compared to the $2,228,479 for the nine months ended March 31, 2004.

         Expenses. Expenses increased $339,569, or 42.3% to $1,141,509 for the three months ended March 31, 2005, compared to $801,940 for the three months ended March 31, 2004. This increase was due to the increase mailing and printing costs. Expenses for this segment for the nine months ended March 31, 2004 were $2,822,769, an increase of $664,361 or 30.8% compared to $2,158,408 for the nine months ended March 31, 2005. Profit (Loss)contribution. Profit contribution from the marketing segment was $56,308, an increase of $92,429 or 256% for the three months ended March 31, 2005, compared to the ($36,121) loss for the three months ended March 31, 2004. Profit contribution for the nine months ended March 31, 2005 was $107,699 up $37,628 from $70,071 for the nine months ended March 31, 2004.

         Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $40,222 for the three months ended March 31, 2005. This was an decrease of ($36,426), or (47.5%), compared to the three months ended March 31, 2004 of $76,648. The lending segment income for the nine months ended March 31, 2005 was $136,420, an decrease of (1.2%), or $1,609, compared to the $138,029 for the nine months ended March 31, 2004.

         Expenses. Expenses for the lending segment were $37,221 an decrease of ($41,578), or (52.7%), for the three months ended March 31, 2005, compared to $78,799 for the three months ended March 31, 2004. This decrease was in commissions paid due to decreased broker commissions earned. Expenses for this segment for the nine months ended March 31, 2005 were $126,321, an increase of $4,948 or 4.1% compared to $121,373 for the nine months ended March 31, 2004.

         Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended March 31, 2005 was $3,001, an increase of $5,152, compared to a loss of ($2,151) for three months ended March 31,2004. Originating loans diminished, because of the emphasis on the marketing segment. Profit contribution for the nine months ended March 31, 2005 was $10,099 down $6,557 from $16,656 for the nine months ended March 31, 2004.

         Real estate segment. There was no revenue for this segment this quarter.

         Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

         The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of March 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation as of March 31, 2005, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

         None

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5  -  OTHER INFORMATION

 Subsequent events:

As of May 10, 2005, with unanimous Board of Directors approval and the approval of the majority of shareholders, the Company's Articles of Incorporation were amended to increase the authorized number of common shares to 200,000,000, and the authorized number of preferred shares to 20,000,000. As of May 10, 2005, with unanimous Board of Directors approval and the approval of the majority of shareholders, The common shares of the company's stock will be forward split 4 for 1.For each share of common held an additional three shares will be issued. This split will have an record date of May 20, 2005.

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------

    Exhibit 3              AMENDMENT TO ARTICLES OF INCORPORATION

    Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended March 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 13, 2005                 TIME LENDING, CALIFORNIA, INC.

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