Form 10KSB
period 2005-06-30
TIME LENDING CALIFORNIA INC
filed 2005-09-28
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

None
--------------------------------------
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant's revenues for its most recent fiscal year were
$4,478,534.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock at $0.17 per share as of September 15, 2005 was $474,186.

The number of shares outstanding of the registrant's only class of common stock,
$0.001 par value per share, was 23,137,328 as of September 15, 2005.
The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART 1

Item 1.	Description of Business	2

Item 2.	Description of Property	7

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and
	Small Business Issuer Purchases of Equity Securities	7

Item 6.	Management's Discussion and Analysis or Plan of Operation	8

Item 7.	Financial Statements	13

Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	24

Item 8A.	Controls and Procedures	25

Item 8B.	Other Information	25

PART III

Item 9.	Directors and Executive Officers of the Registrant	25

Item 10.	Executive Compensation	26

Item 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	28

Item 12.	Certain Relationships and Related Transactions	29

Item 13.	Exhibits	30

Item 14.	Principal Accountant Fees and Services	30

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------
We, Time Lending, California, Inc. ("we", “Time Lending” or the "Company"),
are engaged through our three divisions in the real estate sales and loans (mortgages), managementand direct mailing for mortgage companies and similar real estate related businesses. Time Lending is a real estate and mortgage company, which offers different products and services for each business. The real estate business is primarily a service business where the real estate broker or agent provides all of the services necessary to a home buyer or seller to insure satisfactory completion of the intended real estate transaction.

Time Lending's mortgage division provides many services to the mortgage applicant, including how much the borrower may qualify for and afford in terms of mortgage payment, insurance and taxes, providing loan programs agreeable to the borrower and assisting with the mortgage application and all other documentation to insure a timely close. We are a mortgage broker, not a lender.
Mr. Pope, our President, is the broker and officer for the Company, and he holds a corporate officer broker license with the California Department of Real Estate.
this is the type of license the lending institutions require us to have to submit loans as a broker.

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

Time Lending's direct mail marketing division (d.b.a.: Signature Marketing)
is a full service direct mail marketing service which prints and mails mortgage solicitations to potential home borrowers on behalf of mortgage companies to generate mortgage leads to help them increase their mortgage business. We do not have any agreements with mortgage companies to provide them with direct mail marketing.
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

Time Lending operates as both a mortgage company and a real estate company. In California, a real estate brokers license allows one to operate both mortgage and real estate business under the same license. The California
Department of Real Estate regulates both mortgage and real estate brokers whose business is solely in California. Time Lending operates exclusively in
California, therefore, a real estate brokers license is the only requirement.
Although Time Lending is not licensed by any federal agency, it must adhere to all federal regulations including the federal fair housing law such as The Fair
Housing Amendments Act of 1988), Truth in Lending Act, Consumer Credit
Protection Act, National Housing Act, Real Estate Settlement Procedures Act, and
all other laws and regulations required by both the state and federal government.

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

Time Management Inc. is our 50% owned subsidiary; incorporated on July
27, 2000 and located in Orange, California. Time Management is a real estate management company with Mike Pope as a broker. It currently manages no properties.

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

COMPETITION

The competition in each segment is as always strong, yet, we are able to remain competitive in price and service. Management with its combined fifty years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now and look to remain strong over the year, because mortgage interest rates are remaining around 6%. We believe that year 2005 will be a strong mortgage refinance year. Our opinion is based upon the Mortgage Banking Association publishes statistics and forecasts of mortgage originations on a national basis on their web site www.mbaa.org. The
MBA charts show originations remaining strong for the remainder of the year then dropping slightly near the end of the year as interest rates begin to rise as a result of the general recovery. In our opinion, in this type of market, the major problem is too much growth and competition for qualified employees. We do not expect our staffing to change significantly and we do not expect to be affected by competition for employees.

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

RECENT DEVELOPMENTS

On July 15, 2005, Time Lending entered into a letter of intent with Nationwide Security Mortgage Corporation ("NSM") to acquire 51% of NMS in a share exchange transaction, subject to the Company's shareholders' approval of the acquisition and the execution of the final agreement between the parties. The contemplated purchase price is 2 million shares of common stock of the Company, subject to the conditions set forth by the parties. The primary condition of the acquisition is raising of $1 million in funds to ensure the growth of the
Company's marketing division and operations of TLC, as the Company's subsidiary.
The final agreement has not been executed yet as of the date hereof.

On August 2, 2005, the Company increased its authorized capital of common stock to 200 million shares and provided for the authorization of 25 million preferred shares.
The amendment to the Company’s Articles of Incorporation was adopted by the majority shareholders of the Company.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our facility in Orange, California is 2100 square feet of office space which includes the workplace for the computers and printers used for addressing and mailing the direct mail pieces. We maintain our executive and administrative offices in the Orange, California facility. Our lease payments in fiscal 2005 were $36,316. The facility in Orange, California is leased though January 2006. At the end of the lease we will be moving to a facility of about 5,000 square feet with about 2000 square feet of warehouse area for production. Cost for this expansion will be approximately $55,000 per year.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available after January 2006.
We have no assurance that future terms would be as favorable as our current terms.

The Company has not invested in any real property at this time nor does the
Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

During the year ended June 30, 2005 and quarter ended December 31, 2004, no matters were submitted to a vote of our common stockholders.
*
PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

Our common stock trades on NASD's over-the-counter
market, the Bulletin Board under the symbol "TMIL". Our common stock has been trading sporadically since August, 2004. As of September 15, 2005 there were 75 holders of our common stock. The closing price of our common stock as of September 15, 2005 was $0.17 per share. As of May 20, 2005, we effected a 4-for-1 forward stock split of our common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split.

DIVIDENDS

The Company does not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The
Company presently intends to retain all earnings, if any, for use in the
Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

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

Time Management Inc., a Nevada corporation, is engaged in the business of managing real estate properties. It currently has no properties to manage.

RESULTS OF OPERATIONS

	Fiscal Year Ended
	June 30, 2003		June 30, 2004		June 30, 2005
	------------		------------		------------

Total Revenues	$1,461,047		$3,345,405		$4,478,534

Total Expenses	$1,464,346		$3,350,684		$4,566,693

Net Income(Loss)	$(3,299)		$(5,279)		$(88,159)

Weighted Average Stock Outstanding	1,350,000		12,766,000		14,433,334

Earnings (Loss)per Share before Tax	$ (*	)	$ (*	)	(*	)
*Less than $.01

Time Lending's Fiscal Year Ended June 30, 2005 compared to Fiscal Year Ended
June 30, 2004 - Audited.
-------------------------------------------------------------------------------

Income. Total income increased from $3,345,405 for the fiscal year ended June
30, 2004 to $4,478,534 for the fiscal year ended June 30, 2005 up $1,133,129 representing a 33.9% growth. This increase was due to increases in revenue in our
Marketing segment.

Expenses. Expenses increased from $3,350,684 for the fiscal year ended June 30,
2004 to $4,566,693 for the fiscal year ended June 30, 2005 up $1,216,009 representing a 36.3% increase. This increase in expenses was due to increase operating expenses due to increased direct mail production and increased postage expenses.

Net profit (loss) before tax. The net loss for the fiscal year ended June 30,
2005 was $(88,159) a increase of $(88,159) from the $(5,279) net loss for the fiscal year ended June 30, 2004. The reason for the increase was due stock issued for services and compensation.

Marketing Segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income for the marketing segment increased $1,174,733 or
37.4% to $4,317,262 for the fiscal year ended June 30, 2005 from $3,139,495 for the fiscal year ended June 30, 2004. The reason for the revenue increase was increased mailing from existing clients caused by their marketing growth in the low interest rate market. This segment should show increased growth as the
Company's marketing efforts continue to increase.

Expenses for the marketing segment. Expenses increased $1,125,653 or 36.6% to
$4,201,526 for the fiscal year ended June 30, 2005 compared to $3,075,873 for the fiscal year ended June 30, 2004. This increase was due to increased sales and production costs. Increased sales created increased postage for mailing, increased sales commissions and increased direct labor required to print and bundle the mail. New customers tend to mail lower quantities until they experience success in generating new loans from the mailings. The cost associated with the startup of a new customer is higher until they order higher quantities per order.

Profit for the marketing segment. Profit contribution from the marketing segment was $115,736 an increase of $52,114 or 81.9% for the fiscal year ended June 30,
2005 compared to the $63,622 profit for the fiscal year ended June 30, 2004.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer.
Income for the lending segment was $49,103 for the fiscal year ended June 30,
2005 a decrease of ($4,042) or (7.6%) compared $53,145 for the fiscal year ended June 30, 2004. This was due to decreased activity by loan agents.

Expenses for the lending segment were $261,257 an increase of $100,052 or
62.1% for the fiscal year ended June 30, 2005 compared to expenses of $161,205 for the fiscal year ended June 30, 2004. The was due to decreased loan commissions paid.

The lending segment has a loss of ($212,154)for the fiscal year ended June 30,
2005 compared to a loss of ($108,060) for the fiscal year ended June 30, 2004.
This was due to decreased loan volume and increased commission paid. This segment
Is expected to be changed with the acquisition of Security National Mortgage, Inc.
The Company anticipates that it will likely become a profitable segment with the increased loan volume.

Management segment. This segment is the revenue and expenses associated with residential properties purchased and maintained for sale, and real estate broker activities excluding real estate loans. Income was $113,169 for the fiscal year ended June 30, 2005, a decrease of ($39,596) or (25.9%) from the $152,765 for the fiscal year ended June 30, 2004. Time Lending has sold all rental property which it owned, and real estate sales commissions have decreased. This segment will tend to decline as the Company concentrates on the marketing segment.

Expenses for this segment were $104,910 for the fiscal year ended June 30, 2005.
This is an decrease of ($8,696) or (7.7%) compared to the $113,606 for the fiscal year ended June 30, 2004. This was due to shifting away from the real estate segment and the combining with the Management segment.

The Management segment operating profit was $8,259 for the fiscal year ended
June 30, 2005. This compares to a profit for the fiscal year ended June 30, 2004 of $39,159. This segment will continue with diminished expectation as focus will be on marketing.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $906,379 at June 30, 2005. We have funded our expenses from operations.

All of our capital requirements will have to come from operations.
Minor amount of capital was raised from the SB2 offering and added to working capital. There are no significant capital expenditure required for the next 12 months.

We do not have any identified capital resources. Moreover, we do not have any arrangements with investment banking firms or institutional lenders.
Our ongoing private placement offering of convertible preferred stock in the amount of up to $5 million is conducted by our officers. This means that officers of Time Lending plan to sell all the shares offered without the services of any investment professionals or broker-dealers.  We will not pay any commissions on the sale of the shares offered by us. The ability of the Time Lending to implement its business plan and the extent to which it will be able to implement the different aspects of it depend on the amount of funds raised in the offering.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TIME LENDING CALIFORNIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
JUNE 30, 2005

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Time Lending, California, Inc.
Orange, CA

We have audited the accompanying consolidated balance sheet of Time Lending,
California, Inc. as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period then ended.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting
Oversight Board (United States) per standard No.1 of the PCAOB standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Time Lending, California, Inc.
as of June 30, 2005, and the results of it's operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The financial statements for the yer ended June 30,2004 were audited by other accountants, whose report, dated September 5, 2004, expressed an unqualified opinion on those statements. They have not performed any procedures since that date.

Jaspers + Hall, PC
Denver, Colorado
September 6, 2005

TIME LENDING, CALIFORNIA, INC. Consolidated Balance Sheets June 30,

	2005	2004
	----------	----------
ASSETS:
-------

CURRENT ASSETS:
Cash and cash equivalents	$906,379	$325,401
Notes Receivable	25,480	-
----------		----------

TOTAL CURRENT ASSETS	931,859	325,401
----------		----------

PROPERTY AND EQUIPMENT:
Net of accumulated depreciation	19,701	21,671
----------		----------

TOTAL FIXED ASSETS	19,701	21,671
----------		----------

TOTAL ASSETS	$951,560	$347,072
==========		==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
Accounts payable	$782,977	$314,781
Accrued expenses	275	3,344
Notes payable - Shareholders	127,500	--
----------		----------

TOTAL CURRENT LIABILITIES	910,752	318,125
----------		----------

TOTAL LIABILITIES	910,752	318,125
----------		----------

STOCKHOLDERS' EQUITY/(DEFICIT):

Preferred stock, $.001 par value; 25,00,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.001 par value; 200,000,000 shares
authorized, 22,700,00 issued and outstanding in 2005	22,770	12,766
and 12,766,000 issued and outstanding in 2004
Additional Paid-in Capital	120,031	30,015
Retained earnings (deficit)	(102,993)	(13,834)
----------		----------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	40,808	28,947
----------		----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$951,560	$347,072
==========		==========

The accompanying notes are an integral part of these financial statements.

TIME LENDING, CALIFORNIA, INC. Consolidated Statements of Operations For the Years Ended June 30,

	2005		2004
	------------		------------

REVENUE:

Marketing income	$4,317,262		$3,139,494
Loan income	107,355		148,886
Real Estate sale	48,103		53,145
Other revenue	5,814		845
Miscellaneous	-		3,035
------------			------------

TOTAL REVENUE	4,478,534		3,345,405
------------			------------

COSTS AND EXPENSES:

Loan officer commissions	104,910		161,205
Operating costs & marketing expenses	4,201,526		3,075,872
General and administrative	260,257		113,607
------------			------------

TOTAL OPERATING EXPENSES	4,566,693		3,350,684
------------			------------

NET INCOME (LOSS)	$(88,159)		$(5,279)
============			============

BASIC PROFIT (LOSS) PER SHARE	$ (*	)	$ (*	)
============			============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	14,433,334		12,766,000
============			============
*Less than $.01

The accompanying notes are an integral part of these financial statements.

TIME LENDING, CALIFORNIA, INC. Consolidated Statements of Cash Flows For the Years Ended June 30, Indirect Method

	2005	2004
	----------	----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(88,159)	$(5,279)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	1,762	5,600
Issuance of stock for compensation	100,020	24,330
Changes in assets and liabilities:
(Increase) in Note receivable	(25,480)	-
Increase in Accounts payable	468,196	198,531
Increase (Decrease) in Accrued expenses	124,431	(21,479)
----------		----------

Net cash provided (used) by operating activities	580,770	201,703
----------		----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Assets	--	(26,972)
Proceeds from Sale of Assets	208	--
----------		----------

Net cash (provided) used by investing activities	208	(26,972)
----------		----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Stock	--	19,000
Repayment of Note Payable	--	(5,075)
----------		----------

Net cash provided by financing activities	--	13,925
---------		---------

Net Increase in Cash and Cash Equivalent	580,978	188,656

Cash and Cash Equivalents at Beginning of Year	325,401	136,745
----------		----------

CASH AND CASH EQUIVALENTS AT END OF YEAR	$906,379	$325,401
==========		==========

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
Interest	$2,004	$1,644
==========		==========
Income Taxes	$--	$--
==========		==========

NON-CASH TRANSACTIONS
Stock issued for compensation	$100,020	$24,330
==========		==========

The accompanying notes are an integral part of these financial statements.

TIME LENDING, CALIFORNIA, INC. Consolidated Statement of Stockholders' Equity (Deficit) June 30, 2005

	COMMON STOCK ----------------------		Additional Paid-in Capital ----------	Retained Earnings (Deficit) ----------	Total Stockholders' Equity ----------

	Shares	Amount
	----------	----------

July 1, 2000	4,000,000	$4,000	$(3,999)	$--	$1

Issuance for stock for Cash June 15, 2001	1,000,000	1,000	(750)	--	250

Net Loss for Year	--	--	--	(7,508)	(7,508)
----------		----------	----------	----------	----------

Balance - June 30, 2001	5,000,000	5,000	(4,749)	(7,508)	(7,257)

Net Profit for Year	--	--	--	2,252	2,252
----------		----------	----------	----------	----------

Balance - June 30, 2002	5,000,000	5,000	(4,749)	(5,256)	(5,005)
----------		----------	----------	----------	----------

Issuance of stock for services 5/03	4,800,000	4,800	(3,600)	--	1,200

Net Loss for Year	--	--	--	(3,299)	(3,299)
----------		----------	----------	----------	----------

Balance - June 30, 2003	9,800,000	$9,800	$(8,349)	$(8,555)	$(7,104)
==========		==========	==========	==========	==========
Issuance of stock for compensation	200,000	200	--	--	50

Issuance of stock for cash	222,000	222	10,978	--	11,200

Issuance of stock for compensation	828,000	828	7,452	--	8,280

Issuance of stock for cash	116,000	116	5,684	--	5,800

Issuance of stock for compensation	1,600,000	1,600	14,400	--	16,000

Net Loss for Year	--	--	--	(5,279)	(5,279)
----------		----------	----------	----------	----------
Balance - June 30, 2004	12,766,00	$12,766	$30,015	$(13,834)	$28,947
----------		----------	----------	----------	----------
Issuance of stock for compensation	10,004,000	10,004	90,016	-	100,020
Net Loss for Year	-	-	-	(88,159)	(88,159)
----------		----------	---------	----------	----------
Balance - June 30, 2005	22,770,000	$22,770	$12,031	$(101,993)	$40,808
==========		==========	==========	==========	==========
All stock has been adjusted for a ¼
Forward split in May 2005.

The accompanying notes are an integral part of these financial statements.

TIME LENDING, CALIFORNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - ORGANIZATION AND PRESENTATION:

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
Investments in subsidiaries are at cost and inter-company transactions are eliminated. The subsidiaries (Time Management, Inc.) (Time Marketing Associates,
Inc.) (Tenth Street, Inc.), are owned, 50% by Time Lending California, Inc. and
50% by stockholders per agreement. The stockholders’ of Time Lending are the officer’s and stockholders of the subsidiaries.

REVENUE RECOGNITION
-------------------

Marketing Income is from direct mail marketing projects and is recorded when the project is completed and shipped. Prices are agreed between the Company and its customer at the time of the order. Shipment is usually within 3-5 days from ordering.

Loan Fees are primarily mortgage origination fees for loans processed by the
Company for its clients and various mortgage lenders. Revenue is recorded at the time of mortgage closing.

Real Estate Sales of income is fees for Company receiving fees as a Real
Estate Agent and are recorded at the time the sale is closed.

CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

TIME LENDING, CALIFORNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - ORGANIZATION AND PRESENTATION (CONT):

PROPERTY AND EQUIPMENT
----------------------

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

Equipment - Printer & Bursters	5 years

Depreciation for 2005 is $1,762.

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

OPERATING SEGMENTS:
-------------------

The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
AND RELATED INFORMATION. This statement requires the disclosure of certain information regarding the Company's operating segments. See Note 5 operating segments and related information.

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

TIME LENDING, CALIFORNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - ORGANIZATION AND PRESENTATION (CONT):

FAIR VALUE OF FINANCIAL INSTRUMENTS:
------------------------------------

The Company's financial instruments include cash, cash equivalents and notes payable. Estimates of fair value of these instruments are as follows:

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

NOTE 2 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at June 30, 2005:

Equipment - Printers and Bursters	$27,271
---------
Less: Accumulated depreciation	(7,362)
---------
$19,701
=========

NOTE 3 - FEDERAL INCOME TAXES:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial
Accounting Standards Number 109 (“SFAS9”). “Accounting for Income Taxes”, which requires
A change from the deferred metod to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between financial statements carrying amounts and the tax basis of existing assets and liability.

	2005	2004
	---------	---------

Deferred Tax Assets	$0	$0
=========		=========
Deferred Tax Assets
Net Operating Loss Carry forwards	$101,693	$13,534
Future Deduction for Reserves	300	300
Less Valuation Allowance	(101,993)	(13,834)
---------		---------
Total Deferred Tax Assets	$0	$0
=========		=========
Net Deferred Tax Liability	$0	$0
=========		=========

NOTE 4 - OPERATING LEASES:

The Company leases office space under an operating lease agreement, which expires January 31, 2006. Future minimum lease commitments as of June 30, 2003 are as follows:

2005	$12,105

The Company has a lease agreement with Michael Pope for the lease of the equipment used in the Marketing Division for 3 years. Future minimum lease commitments as of June 30, 2005 are as follows:

2005	24,000
2006	24,000

TIME LENDING, CALIFORNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 5 - OPERATING SEGMENTS AND RELATED INFORMATION:

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

Year Ended June 30, 2005
------------------------
Operating Revenue
Marketing	$4,317,262
Lending	49,103
Management	113,169
------------
$4,478,534
============
Operating Profit (Loss)
Marketing	$115,736
Lending	(212,154)
Management	8,259
------------
$(88,159)
============
Identifiable Assets
Marketing	$865,919
Lending	38,063
Management	47,578
------------
$951,560
============

NOTE 6 - CAPITAL STOCK TRANSACTIONS:

The authorized common stock of the Company is 20,000,000 shares at $.001 par value and 20,000 shares of preferred stock at $.001 par value. In May 2005 the Company amended their Articles of Corporation to increase the authorized common stock of the Company to be 200,000,000 and the preferred stock to be 20,000,000. On May 20, 2005 the Company authorized a 4:1 forward split for the common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split.

NOTE 7 - FINANCIAL ACCOUNTING DEVELOPMENTS:

Recently issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board(“FASB”) issued SFAS No. 150.
“”Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’.
The provision of SFAS 150 are effective for financial investments entered into or modified after
May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after
June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities.
The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of
Variable Interest Entities” (FIN No. 46R), which addresses how a business enterprise should evaluate, whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46,
“Consolidation of Variable Interest Entities”, which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003.
For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning
January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before
January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) “Share-Based Payment” which amends FASB
Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005.
The new statement will require entities to expense employee stock options and other share-based payments.
The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”
The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges”. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 23.
The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.
SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of
SFAS No. 153 is not expected to have an impact on the Company’s financial position and results of operations.

NOTE 8. ACCOUNTS PAYABLE - RELATED PARTY

Accounts Payable to Michael Pope for commissions due
For May and June 2005	$428,406

Accounts Payable to Philip La Puma for commissions due
For May and June 2005	$191,274
---------
Total Related Party A/P	$619,680

In May and June 2005 both the officer’s did not receive payment of their commission
Earned and have left them in the company for payment of expenses. The holders of these accounts are considered to be related parties.

NOTE 9. - EQUIPMENT LEASE - RELATED PARTY:

In MAY 2004 Michael Pope purchased Printers and Bursters for the Marketing segment to use in the business. At that time a lease was singed with the Company for lease of this equipment for a monthly payment of $1,178 per month.

NOTE 10 - NOTE RECEIVABLE - RELATED PARTY:

A note receivable and Deed of Trust dated February 3, 205 for property owned by Gary LaPuma, brother of Philip LaPuma valued of $26,000 with payments of $162.50 per month Balance at
June 30, 2005 is $25,480.

NOTE 11 - SUBSEQUENT EVENTS:

On July 15, 2005, Time Lending, California, Inc., a Nevada corporation (“the Company”)
entered into a letter of intent with Nationwide Security Mortgage Corporation (“NSM”)
to acquire 51% of NMS in a share exchange transaction, subject to the Company’s shareholders’
approval of the acquisition and the execution of the final agreement between the parties.
The contemplated purchase price is 2 million shares of common stock of the Company, subject to the conditions set forth by the parties. The primary condition of the acquisition is raising $1 million in funds to ensure the growth of the Company’s marketing division and operations of the Company’s subsidiary.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

On August 22, 2005, the Board of Directors of Time Lending, California, Inc.
(the "Registrant") accepted the resignation of Michael Johnson & Co., LLC
("Johnson") as its auditors. The Board of Directors of the Registrant accepted
Johnson's resignation and approved the appointment of Jaspers & Hall, PC as its new auditors. The Registrant does not have an audit committee other than the members of the Board of Directors.

During the Registrant's fiscal years 2003-2004, and during the interim period from July 1, 2004 through the date August 22, 2005, there have been no past disagreements between the Registrant and Johnson, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

The audit reports provided by the Registrant's auditors, Johnson, for the fiscal years ended June 30, 2003 and 2004 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles, except as follows:

Johnson report on the Registrant's financial statements for the fiscal year ended June 30, 2003, contained an explanatory paragraph stating that:

"The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the two most recent fiscal years and through the date hereof, neither the
Registrant nor any one on behalf of the Registrant has consulted with Jaspers &
Hall, PC regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any other matters or reportable events required to be disclosed under Items 304 (a) (2) (i) and
(ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name	Age	Position	Since
----	---	--------	-----
Michael F. Pope	56	Director	March 1996
		President	August 1996

Philip C. La Puma	66	Director	March 1996
		Secretary	August 1996
		Treasurer	August 1996

Victoria A. Pope	57	Director	January 1997

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

Michael F. Pope, age 56, has been Director of the Company since March 1996, and
President since August 1996. Mr. Pope was one of the founders of Renet Financial
Corporation in 1988. He has a Bachelor of Arts degree in Economics from
California State University, Long Beach. He holds a real estate brokers license in the State of California.

Philip C. La Puma, age 66, has been Director of the Company since March 1996 and
Secretary/Treasurer since August 1996. Mr. La Puma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General
Management from the University of Southern California. He also co-founded Renet.
He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 57, has been a Director of the Company since January 1997.
She has been active in the mortgage industry the past ten years working in various loan production positions from processing through administration at
Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

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

CODE OF BUSINESS CONDUCT AND ETHICS

Our code of business conduct and ethics, as approved by our board of directors, can be obtained from the Company by writing a request to our
Time Lending, California Inc.
1040 E. Katella Ave. Suite B1,
Orange, CA 92867.

We intend to satisfy the disclosure requirement under Item 10 of Form
8-K relating to amendments to or waivers from provisions of the code that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet Website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Exhibits:
14.1	CODE OF BUSINESS CONDUCT AND ETHICS
14.2	CODE OF BUSINESS ETHICS FOR CEO AND SENIOR FINANCIAL OFFICERS

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded
$100,000 (collectively, the "named executive officers") during fiscal 2005 hown below.

Name & Principal Position ------------------		Annual Salary ------	Compensation Bonus -----	Long Term Options -------
Period ------

Michael F. Pope	6/30/2005	$60,000 *	$7,740	0
Director	6/30/2004	$60,000	0	0
President	6/30/2003	$60,000	0	0

Philip C. La Puma	6/30/2005	$60,000 *	$7,740	0
Director	6/30/2004	$60,000	0	0
Sec.-Treasurer	6/30/2003	$60,000	0	0

☐	In lieu of cash compensation, Michael F. Pope and Philip C. La Puma were issued
☐	1,000,000 shares of restricted common shares each valued at $40,000 each 4/15/2005.

	CASH COMPENSATION			SECURITY GRANTS
					Number of Securities Underlying Options/SAR -----------
	Annual Retainer Fees ($) --------			Number of Shares (#) Fees ($)(1) ----------
	Meeting Fees ($) --------	Consulting Fees/Other ----------
NAME ----

Michael F. Pope	0.00	0.00	0.00	0.00	0.00
Philip C. La Puma	0.00	0.00	0.00	0.00	0.00
Victoria A. Pope	0.00	0.00	0.00	0.00	0.00

(1) In fiscal year 2005, the Company adopted its 2005 Equity Compensation Plan
(the "Plan") which was registered on the registration statement on Form S-8. The
Company registered 400,000 shares of its common stock. Pursuant to the Plan, the
Company issued 193,500 shares of its common stock to each of Messrs. Pope and
LaPuma for their respective services to the Company, valued at $7,740 for each person.

COMPENSATION OF DIRECTORS

The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of
Directors. Directors are not separately compensated for their services as
Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

There are no employment agreements with the Company's key employees at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock by all stockholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Each stockholder named has sole voting and investment power with respect to his or its shares. This table does not include options not exercisable within 60 days of the date of this prospectus. As of June 30, 2005, there were 22,770,000 shares of common stock issued and outstanding.

	Beneficial Ownership	Percentage
	of Common Stock (1)	of Ownership
	--------------------	------------

Michael F. Pope	10,174,000	44.7%
907 E. Wilson Ave
Orange, CA 92867

Philip C. La Puma	10,174,000	44.7%
1786 N. Pheasant St
Anaheim, CA 92867

(1)    Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 30, 2005 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Time Lending wrote a mortgage on February 3, 2005 for $26,000 secured by real property with the trustor being Gary La Puma, brother of Philip La Puma. The interest rate is 7.4% annual with monthly payments of $161 per month. Total loan to value is under 80% based on fee appraisal of the property. Also, see notes 8, 9 and 10 to the Financial Statements.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June
30, 2005, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description of Document
-----------	-----------------------
2.1	Agreement and Plan of Merger of Time Lending, California, Inc.*

3.1	Articles of Incorporation of Time Lending, California, Inc.*

3.2	Articles of Incorporation of Tenth Street, Inc.*

3.3	Articles of Incorporation of Time Marketing Associates, Inc.*

3.4	Articles of Incorporation of Time Management, Inc.*

3.5	Articles and Certificate of Merger of Registrant*

3.6	Bylaws of Registrant*
3.7	Amendment to the Articles of Incorporation dated August 2, 2005
3.8	Certificate of Designation

10.2	Lease Agreement*

10.3	Guaranty of Michael Pope*

10.4	Guaranty of Thomas Van Wagoner*

10.5	Demand Promissory Note (Michael Pope)*

10.6	Demand Promissory Note (Philip La Puma)*

10.7	Asset Sale and Purchase Agreement*

10.8	Share Exchange Agreement between Time Financial Services, Inc.
and Interruption Television, Inc.*

10.9	Voting Agreement (Tenth Street, Inc.)*

10.10	Voting Agreement (Time Management, Inc.)*

10.11	Voting Agreement (Time Marketing Associates, Inc.)*

10.12	Broker Agreement*
10.13	Letter of Intent with Nationwide Security Mortgage*

22.	Subsidiaries of Registrant*

-----------------------------------

*    Previously filed with the Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Jaspers + Hall, PC for the years ended June 30, 2005.

2005
---------
Audit Fees: (1)	$8,000
Audit-Related Fees (2)	--
Tax Fees: (3)	--
All Other Fees: (4)	--
---------
Total	$8,000
=========

(1) Audit Fees: Fees for professional services performed by Jaspers + Hall PC.
for the audit of our annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8.

(2) Audit-Related Fees:. Jaspers + Hall PC. did not provide any audit-related services.

(3) Tax Fees: Jaspers + Hall PC. did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

(4) All Other Fees: Jaspers + Hall PC. did not provide other permissible work for us that does not meet the above category descriptions.

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

Exhibit:

31.1 CERTIFICATIONS
32.1 CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
                SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 28, 2005        TIME LENDING, CALIFORNIA, INC.

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

SIGNATURE	TITLE	DATE
---------	-----	----

/s/ Michael F. Pope	President and Director	September 28, 2005
Michael F. Pope	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Philip C. La Puma	Treasurer (PRINCIPAL FINANCIAL	September 28, 2005
OFFICER AND PRINCIPAL ACCOUNTING
OFFICER), Secretary and Director