Form 10QSB
period 2005-09-30
TIME LENDING CALIFORNIA INC
filed 2005-11-17
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2005
                               ---------------------

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

The number of shares of the registrant's common stock as of September 30, 2005:
23,297,595 shares.

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

Item 1.  Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K


SIGNATURES AND CERTIFICATES                                                  12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2005 and its results of operations and its cash flows for the three months ended September 30, 2005 and 2004.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 2005

                                                                               June 30,
                                                              (Unaudited)       2005
                                                              -----------    -----------
                                    ASSETS
CURRENT ASSETS
Cash and Cash equivalents                                     $   994,819    $   906,379
Notes Receivable                                                  126,864         25,480
Accounts Receivable                                                11,678             --
                                                              -----------    -----------
Total current assets                                            1,133,361        931,859

Fixed assets,
     Net Fixed Assets                                              19,701         19,701
                                                              -----------    -----------
     Total Fixed Assets                                            19,701         19,701
                                                              -----------    -----------
                                                              $ 1,153,062    $   951,560
TOTAL ASSETS                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $   765,306    $   782,977
Accrued expenses                                                    5,539            275
Deferred Revenue                                                  231,860        127,500
                                                              -----------    -----------
Total Current Liabilities                                       1,002,705        910,752
                                                              -----------    -----------
TOTAL LABILITIES                                              $ 1,002,705    $   910,752
                                                              -----------    -----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
  Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 22,700,000 issued and outstanding,
  in June and 23,297,595 shares outstanding September 2005         23,293         22,770

Additional Paid-in Capital                                        188,508        120,031
Retained earnings (deficit)                                       (61,444)      (101,993)
                                                              -----------    -----------
Total stockholders' equity                                        150,357         40,808
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,153,062    $   951,560
                                                              ===========    ===========






                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN
                                                          (Unaudited)
                                                        3 Months Ended
                                                         September 30:
                                                     2005             2004
                                                 ------------    ------------
Revenue:
Marketing income                                $   1,498,187    $    820,303
Loan income                                                 -          44,094
                                                 -------------   -------------
Total Revenue                                       1,498,187         864,397

Expenses:
Loan officers commissions                                   -          32,906
Operating costs & marketing expense                 1,429,115         795,208
General and administrative                             32,202           9,975
                                                 -------------   -------------
Total expenses                                      1,461,317         838,089
                                                 -------------   -------------
Other Income
Interest                                                3,679             518
                                                 -------------   -------------
Net income                                             40,549          26,826
                                                 =============  =============

Loss per common share, basic and diluted         $          *    $          *
                                                 =============   =============

Weighted average common shares outstanding         22,770,000      22,770,000
                                                 =============   =============
  * Less than $.01 value








                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 Indirect Method


                                                           Three Months Ended
                                                              September 30,
                                                           2005           2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 40,549        26,826******
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                  --            --
Issuance of stock for Compensation                             --            --
(Increase) in Notes Receivable                           (101,384)           --
Increase (decrease) in Accounts payable                   (17,671)       89,680
Increase (decrease) in Accrued Liabilities                  5,264          (485)
Increase (decrease) in Deferred Revenue                   104,360            --
Increase in Accounts Receivable                           (11,678)       16,194
                                                        ---------     ---------
Net cash used in operating activities                      19,440       132,215

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                           69,000            --
                                                        ---------     ---------
Net cash provided by financing activities                  69,000            --
                                                        ---------     ---------
Net Increase in Cash and Cash Equivalent                   88,440       132,215

Cash and Cash Equivalents at Beginning of Year            906,379       325,401
                                                        ---------     ---------
Cash and Cash Equivalents at End of Year                $ 994,819     $ 457,616
                                                        =========     =========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services         $      --            --
                                                        =========     =========





                                        TIME LENDING, CALIFORNIA, INC.
                                Consolidated Statements of Stockholder's Equity
                                                September 30, 2005
                                                 (Unaudited)


                                                  Common Stock         Additional                   Total
                                            -----------------------     Paid-in      Retained    Stockholders'
                                           # of Shares     Amount       Capital      Earnings       Equity
                                            ----------   ----------   ----------    ----------    ----------

July 1, 2000                                 4,000,000   $    4,000   $   (3,999)   $       --    $        1

Issuance for stock for Cash June 15, 2001    1,000,000        1,000         (750)           --           250

Net Loss for Year                                   --           --           --        (7,508)       (7,508)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2001                      5,000,000        5,000       (4,749)       (7,508)       (7,257)

Net Profit for Year                                 --           --           --         2,252         2,252
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2002                      5,000,000        5,000       (4,749)       (5,256)       (5,005)
                                            ----------   ----------   ----------    ----------    ----------

Issuance of stock for services 5/03          4,800,000        4,800       (3,600)           --         1,200

Net Loss for Year                                   --           --           --        (3,299)       (3,299)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2003                      9,800,000   $    9,800   $   (8,349)   $   (8,555)   $   (7,104)
                                            ==========   ==========   ==========    ==========    ==========

Issuance of stock for compensation             200,000          200         (150)           --            50

Issuance of stock for cash                     222,000          222       10,978            --        11,200

Issuance of stock for compensation             828,000          828        7,452            --         8,280

Issuance of stock for cash                     116,000          116        5,684            --         5,800

Issuance of stock for compensation           1,600,000        1,600       14,400            --        16,000

Net Loss for Year                                   --           --           --        (5,279)       (5,279)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2004                     12,766,000   $   12,766   $   30,015    $  (13,834)   $   28,947
                                            ----------   ----------   ----------    ----------    ----------
Issuance of stock for compensation          10,004,000       10,004       90,016            --       100,020
Net Loss for Year                                   --           --           --       (88,159)      (88,159)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2005                     22,770,000   $   22,770   $   12,031    $ (101,993)   $   40,808
                                            ----------   ----------   ----------    ----------    ----------

Issuance of common stock for cash              527,595          523       68,477            --        69,000
Net Profit for period                               --           --           --        40,549        40,549
                                            ----------   ----------   ----------    ----------    ----------

Balance - September 30 2005                 23,297,595   $   23,293   $  188,508    $  (61,444)   $  150,357
                                            ==========   ==========   ==========    ==========    ==========


All stock has been adjusted for a 4 to 1 (for each share held 3 more were issued) Forward split in May 2005.


                                                      7



                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2005
                                   (Unaudited)

Note 1  - Presentation of Interim Information:
          -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three-months-ended September 30, 2005 and 2004, and cash flows for the three-months ended September 30, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2005.

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

Three months ended September 30, 2005 compared to three months ended September 30, 2004 (Unaudited).

During the three months ended September 30, 2005, the mortgage market remained strong as reported by the Mortgage Bankers Association of America. Mortgage rates remained low, but began to rise. As a result our direct mail marketing segment, which is targeted to mortgage brokers, continued to grow. Loan commissions declined as attention was concentrated on the direct mail segment.

Total income for the three months ended September 30, 2005 was $1,498,187 an increase of 73.32%, or $633,790, compared to the $864,397 for the three months ended September 30, 2004.

Expenses. Total expenses increased 74.4% or $623,228 to $ 1,461,317 for the three months ended September 30, 2005, compared to $838,089 for the three months ended September 30, 2004. Most of the increase was the result of marketing sales cost and increased printing and mailing costs.

Net profit/(loss) before tax. The profit for the three months ended September 30, 2005 was $ 40,549, an increase of 51.16%, or $13,723 compared to a profit of $26,826 for the three months ended September 30, 2004.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended September 30, 2005 increased 82.6% or $677,884 to $1,498,187, compared to the three months ended September 30, 2004 total of $820,303. The mortgage market slowed during this quarter, but we still maintained this increase in revenue.

Expenses. Expenses increased $651,647 or 83.2% to $1,434,877 for the three months ended September 30, 2005, compared to $783,270 for the three months ended September 30, 2004. This increase was due to the increase mailing and printing costs.

Profit contribution. Profit contribution from the marketing segment was $63,310 an decrease of ($38,545) or (48.6%) for the three months ended September 30, 2005, compared to the $40,716 profit for the three months ended September 30, 2004. This was due to the increased production costs.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Michael F. Pope is a licensed broker.

Income: Loan broker income was $0 for the three months ended September 30, 2005. This was an decrease of ($44,094), compared to the three months ended September 30, 2004 of $44,094.

Expenses. Expenses for the lending segment were $22,761 an decrease of ($19,547), or (46.2%), for the three months ended September 30, 2005, compared to $42,308 for the three months ended September 30, 2004. This decrease was in commissions paid due to decreased broker commissions earned.

Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended September 30, 2005 was (22,761), an decrease of ($2,589), compared to a loss of ($25,350) for the three months ended September 30, 2004.

Real estate segment. There was no revenue for this segment this quarter.

Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

          Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS


       The Company issued 527,595 shares of restricted common stock for $68,477 in its private placement to accredited investors. The cash was used for working capital. The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Section 505 and/or 506 of Regulation D of the Securities Act of 1933.



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

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were two 8K filings in the quarter ended September 30, 2005.
-        Filed August 24,2005 Change of Accountants.
-        Filed July 20, 2005 Letter of Intent to acquire Nationwide Security
         Mortgage.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 14, 2005                 TIME LENDING, CALIFORNIA, INC.

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