Form 10KSB/A
period 2005-06-30
TIME LENDING CALIFORNIA INC
filed 2005-11-30
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSBA

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 11, 2005 was $59,150 based upon the offering price of the registrant's Common Stock of $0.10 as of October 11, 2004. *

The number of shares outstanding of the registrant's Common Stock,
$0.001 par value per share, was 22,770,000 as of June 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

We, Time Lending, California, Inc. ("we" or the "Company"), are
engaged through our three divisions in the real estate sales and loans (mortgages), management and direct mailing for mortgage companies and similar real estate related businesses. Time Lending is a real estate and mortgage company, which offers different products and services for each business. The real estate business is primarily a service business where the real estate broker or agent provides all of the services necessary to a home buyer or seller to insure satisfactory completion of the intended real estate transaction.

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

Time Management Inc. is our 50% owned subsidiary; incorporated on July
27, 2000 and located in Orange, California. Time Management is a real estate management company with Mike Pope as a broker. It currently manages no property.

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

None       *
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company common stock is now trading on the NASD's over-the-counter market, the Bulletin Board. As of June 30, 2005 total of 22,770,000 share of our common stock were outstanding. The number of holders of record of our common stock is estimated to be 70.

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

On May 5 2005, the board of Directors approved a 4 to 1 forward split of the
Company’s Common stock (for each share outstanding three additional shares were issued).

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

RESULT OF OPERATIONS

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
This was due to decreased loan volume and increased commission paid. This segment will be changed with the acquisition of Security National Mortgage, Inc. It will become a profitable segment with the increased volume that will result.

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
This is an decrease of ($8,696) or (7.7%). compared to the $113,606 for the fiscal year ended June 30, 2004. This was due to shifting away from the real estate segment and the combining with the Management segment.

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
Our ongoing private placement offering is a self-underwritten transaction. This means that officials of Time Lending plan to sell all the shares offered without the services of any investment professionals or broker-dealers. We will not pay any commissions on the sale of the shares offered by us. The ability of the Time
Lending to implement its business plan and the extent to which it will be able to implement the different aspects of it depend on the amount of funds raised in the offering.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TIME LENDING CALIFORNIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
JUNE 30, 2005
(Restated)
F-1

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

Jaspers + Hall, PC
Denver, Colorado
September 6, 2005
(Except for Note 12, which is dated November 18, 2005)

TIME LENDING, CALIFORNIA, INC. Consolidated Balance Sheets June 30,

	2005	2004

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$906,379	$325,401
Notes Receivable	25,480	-

TOTAL CURRENT ASSETS	931,859	325,401

PROPERTY AND EQUIPMENT:
Net of accumulated depreciation	19,701	21,671

TOTAL FIXED ASSETS	19,701	21,671

TOTAL ASSETS	$951,560	$347,072

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$782,977	$314,781
Accrued expenses	275	3,344
Notes payable - Shareholders	127,500	--

TOTAL CURRENT LIABILITIES	910,752	318,125

TOTAL LIABILITIES	910,752	318,125

STOCKHOLDERS' EQUITY/(DEFICIT):

Preferred stock, $.001 par value; 20,00,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.001 par value; 200,000,000 shares
authorized, 22,700,00 issued and outstanding in 2005	22,770	12,766
and 12,766,000 issued and outstanding in 2004
Additional Paid-in Capital	120,031	30,015
Retained earnings (deficit)	(102,993)	(13,834)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	40,808	28,947

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$951,560	$347,072

The accompanying notes are an integral part of these financial statements.

TIME LENDING, CALIFORNIA, INC. Consolidated Statements of Operations For the Years Ended June 30,

	2005			2004

REVENUE:

Marketing income		$4,317,262			$3,139,494
Loan income		107,355			148,886
Real Estate sale		48,103			53,145
Other revenue		5,814			845
Miscellaneous		-			3,035

TOTAL REVENUE		4,478,534			3,345,405

COSTS AND EXPENSES:

Loan officer commissions		104,910			161,205
Operating costs & marketing expenses		4,201,526			3,075,872
General and administrative		260,257			113,607

TOTAL OPERATING EXPENSES		4,566,693			3,350,684

NET INCOME (LOSS)		$(88,159)			$(5,279)

BASIC PROFIT (LOSS) PER SHARE	$	(*	)	$	(*	)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING		14,433,334			12,766,000
*Less than $.01

The accompanying notes are an integral part of these financial statements.

TIME LENDING, CALIFORNIA, INC.
Consolidated Statements of Cash Flows
For the Years Ended June 30,
Indirect Method

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(88,159)	$(5,279)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	1,762	5,600
Issuance of stock for compensation	100,020	24,330
Changes in assets and liabilities:
(Increase) in Note receivable	(25,480)	-
Increase in Accounts payable	468,196	198,531
Increase (Decrease) in Accrued expenses	124,431	(21,479)

Net cash provided (used) by operating activities	580,770	201,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Assets	--	(26,972)
Proceeds from Sale of Assets	208	--

Net cash (provided) used by investing activities	208	(26,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Stock	--	19,000
Repayment of Note Payable	--	(5,075)

Net cash provided by financing activities	--	13,925

Net Increase in Cash and Cash Equivalent	580,978	188,656

Cash and Cash Equivalents at Beginning of Year	325,401	136,745

CASH AND CASH EQUIVALENTS AT END OF YEAR	$906,379	$325,401

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
Interest	$2,004	$1,644
Income Taxes	$--	$--

NON-CASH TRANSACTIONS
Stock issued for compensation	$100,020	$24,330

The accompanying notes are an integral part of these financial statements.

F-5

TIME LENDING, CALIFORNIA, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
June 30, 2005
(Restated)*

	COMMON STOCK		Additional	Retained	Total
			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

July 1, 2000	4,000,000	$4,000	$(3,999)	$--	$1

Issuance for stock for Cash June 15, 2001	1,000,000	1,000	(750)	--	250

Net Loss for Year	--	--	--	(7,508)	(7,508)

Balance - June 30, 2001	5,000,000	5,000	(4,749)	(7,508)	(7,257)

Net Profit for Year	--	--	--	2,252	2,252

Balance - June 30, 2002	5,000,000	5,000	(4,749)	(5,256)	(5,005)

Issuance of stock for services 5/03	4,800,000	4,800	(3,600)	--	1,200

Net Loss for Year	--	--	--	(3,299)	(3,299)

Balance - June 30, 2003	9,800,000	$9,800	$(8,349)	$(8,555)	$(7,104)
Issuance of stock for compensation	200,000	200	--	--	50

Issuance of stock for cash	222,000	222	10,978	--	11,200

Issuance of stock for compensation	828,000	828	7,452	--	8,280

Issuance of stock for cash	116,000	116	5,684	--	5,800

Issuance of stock for compensation	1,600,000	1,600	14,400	--	16,000

Net Loss for Year	--	--	--	(5,279)	(5,279)
Balance - June 30, 2004	12,766,00	$12,766	$30,015	$(13,834)	$28,947
Issuance of stock for compensation	10,004,000	10,004	90,016	-	100,020
Net Loss for Year	-	-	-	(88,159)	(88,159)
Balance - June 30, 2005	22,770,000	$22,770	$12,031	$(101,993)	$40,808
All stock has been adjusted for a ¼
Forward split in May 2005.

The accompanying notes are an integral part of these financial statements.

F-6

TIME LENDING, CALIFORNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(Restated)*

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
(Restated)

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
------------------------------------------------------------------------------------------
NET EARNING (LOSS) PER SHARE                         *
----------------------------
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company’s common stock equivalents were excluded from the calculation of diluted losses per common share because they were none dilutive, due to the Company’s net losses.

STOCK BASED COMPENSATION
------------------------
The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that
Companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period.
The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.
Awards through June 30, 2005 have been at fair value.

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
(Restated)

NOTE 1 - ORGANIZATION AND PRESENTATION (CONT):
-------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS:
------------------------------------

The Company's financial instruments include cash, cash equivalents.                     *
Estimates of fair value of these instruments are as follows:

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

NOTE 2 - PROPERTY AND EQUIPMENT:
-----------------------

Property and equipment consist of the following at June 30, 2005:

Equipment - Printers and Bursters	$27,271
Less: Accumulated depreciation	(7,362)
Net Property & Equipment		$19,701	*

NOTE 3 - FEDERAL INCOME TAXES:
---------------------

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

	2005	2004

Deferred Tax Assets	$0	$0
Deferred Tax Assets
Net Operating Loss Carry forwards	$101,693	$13,534
Future Deduction for Reserves	300	300
Less Valuation Allowance	(101,993)	(13,834)
Total Deferred Tax Assets	$0	$0
Net Deferred Tax Liability	$0	$0

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
(Restated)

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

Year Ended June 30, 2005
Operating Revenue
Marketing	$4,317,262
Lending	49,103
Management	113,169
$4,478,534
Operating Profit (Loss)
Marketing	$115,736
Lending	(212,154)
Management	8,259
$(88,159)
Identifiable Assets
Marketing	$865,919
Lending	38,063
Management	47,578
$951,560
NOTE 6 - CAPITAL STOCK TRANSACTIONS:
--------------------------
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

NOTE 7 - FINANCIAL ACCOUNTING DEVELOPMENTS:
----------------------------------

Recently issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board(“FASB”) issued SFAS No. 150.
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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset
Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity.
The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.
FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154”)     *
which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No.3,
“Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.”
SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principles and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force. or EITF, reached a consensus on Issue 05-6, Determining the Amertization Period for Leasehold improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the usefull life of the assets of a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a
material impact on the financial position, results of operations or cash flows.               *

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

NOTE 10 - NOTE RECEIVABLE - RELATED PARTY:

A note receivable and Deed of Trust for property owned by Gary LaPuma, brother of
Philip LaPuma valued of $26,000 with payments of $162.50 per month Balance at
June 30, 2005 is $25,480.

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

NOTE 12 - RESTATEMENT OF FINANCIALS:                                     *

The financials of Time Lending California, Inc. were restated for June 30, 2005 in order to clarify the forward split of stock in May 2005. Also clarification of the compensation to employees (officers) to verify the valuation of the shares of stocks issued in June 2005.

F11

INDEPENDENT AUDITOR'S REPORT     *

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
F12

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

Name &		Annual	Compensation	Long Term
Principal Position	Period	Salary	Bonus	Options

Michael F. Pope	6/30/2005	$60,000 *	$7,740	0
Director	6/30/2004	$60,000	0	0
President	6/30/2003	$60,000	0	0

Philip C. La Puma	6/30/2005	$60,000 *	$7,740	0
Director	6/30/2004	$60,000	0	0
Sec.-Treasurer	6/30/2003	$60,000	0	0

•	In lieu of cash compensation, Michael F. Pope and Philip C. La Puma were issued
•	1,000,000 shares of restricted common shares each valued at $40,000 each.

	CASH COMPENSATION			SECURITY GRANTS
					Number of
	Annual			Number of	Securities
	Retainer	Meeting	Consulting	Shares (#)	Underlying
NAME	Fees ($)	Fees ($)	Fees/Other	Fees ($)(1)	Options/SAR

Michael F. Pope	0.00	0.00	0.00	0.00	0.00
Philip C. La Puma	0.00	0.00	0.00	0.00	0.00
Victoria A. Pope	0.00	0.00	0.00	0.00	0.00

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

Time Lending wrote a mortgage for $26,000 secured by real property with the trustor being Gary La Puma, brother of Philip La Puma. The interest rate is 7.4% annual with monthly payments of $161 per month. Total loan to value is under 80% based on fee appraisal of the property.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description of Document
13.1	8-K Change of Accountants
13.2	8-K Letter of Intent to Acquire Nationwide Security Mortgage
13.3	S-8 Equity Compensation Plan
13.4	Amended Articles of Incorporation
13.5	Certificate of Designation Preferred Stock

-----------------------------------

* Previously filed with the Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Jaspers + Hall, PC for the years ended June 30, 2005.

2005
Audit Fees: (1)	$8,000
Audit-Related Fees (2)	--
Tax Fees: (3)	--
All Other Fees: (4)	--
Total	$8,000

(1)	Audit Fees: Fees for professional services performed by Jaspers + Hall PC.
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
Michael F. Pope
President

By: /s/ Philip C. La Puma
Philip C. La Puma
Treasurer (Chief Financial Officer)
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael F. Pope	President and Director	September 28, 2005
Michael F. Pope	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Philip C. La Puma	Treasurer (PRINCIPAL FINANCIAL	September 28, 2005
John Henderson	OFFICER AND PRINCIPAL ACCOUNTING OFFICER), Secretary and Director