Form 10QSB
period 2005-12-31
TIME LENDING CALIFORNIA INC
filed 2006-02-21
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2005
                               ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

                        Commission File Number: 333-59114

                          TIME LENDING, CALIFORNIA, INC
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

            Nevada                                           33-0730042
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

       1580 N. Batavia., Suite 2, Orange, California              92867
    -----------------------------------------------------    --------------
          (Address of principal executive offices)             (Zip Code)

                                  714-288-5901
                ------------------------------------------------
                (Issuer's Telephone number, including area code)

                1040 E. Katella Ave., Suite B1, Orange, CA 92867
                 -----------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

The number of shares of the registrant's common stock as of December 31, 2005:
23,718,182 shares.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2005 and its results of operations and its cash flows for the six months ended December 31, 2005 and 2004.

                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    December 31, 2005

                                                                          June 30,
                                                         (Unaudited)        2005
                                     ASSETS              ----------      ----------
CURRENT ASSETS
Cash and Cash equivalents                                $1,043,341       $ 906,379
Notes Receivable                                            126,864          25,480
Accounts Receivable                                           2,173               -
                                                         ----------      ----------
Total current assets                                      1,172,378         931,859

Fixed assets,
     Net Fixed Assets                                        19,701          19,701
                                                         ----------      ----------
     Total Fixed Assets                                      19,701          19,701
                                                         ----------      ----------
                                                         $1,192,079        $951,560
TOTAL ASSETS                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $ 765,373       $ 782,977
Accrued expenses                                              2,037             275
Deferred Revenue                                            305,330         127,500
                                                         ----------      ----------
Total Current Liabilities                                 1,070,740         910,752
                                                         ----------      ----------
TOTAL LABILITIES                                         $1,070,740       $ 910,752
                                                         ----------      ----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
  Authorized, 10,000 shares issued and outstanding
  At December 31, 2005.
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 22,770,000 issued and outstanding,
  in June 30, 2005 and 23,718,182 shares outstanding         23,719          22,770
December 31, 2005.
Additional Paid-in Capital                                  248,072         120,031
Retained earnings (deficit)                                (150,462)       (101,993)
                                                         ----------      ----------
Total stockholders' equity                                  121,339          40,808
                                                         ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $1,192,079       $ 951,560
                                                         ----------      ----------

                                            4

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN

                                                          (Unaudited)                     (Unaudited)
                                                        3 Months Ended                  6 Months Ended
                                                         December 31:                     December 31:
                                                     2005             2004           2005             2004
                                                 ------------    ------------    ------------    ------------
Revenue:
Marketing income                                $   1,201,189    $    908,665    $ 2,699,375      $1,732,651
Loan income                                            13,428          52,104         13,428          96,198
                                                 -------------   -------------   -------------   -------------
Total Revenue                                       1,214,617         960,769      2,712,803       1,828,849

Expenses:
Loan officers commissions                                   -          34,011              -          66,917
Operating costs & marketing expense                 1,281,427         898,670      2,710,541       1,662,187
General and administrative                             24,442          12,101         56,644          41,256
                                                 -------------   -------------   -------------   -------------
Total expenses                                      1,305,869         944,782      2,767,185       1,770,360
                                                 -------------   -------------   -------------   -------------
Other Income
Interest                                                2,234             985          5,913           1,503
                                                 -------------   -------------   -------------   -------------
Net income                                        $   (89,018)    $    16,972    $   (48,469)    $    59,992
                                                 =============  =============    =============  =============

Loss per common share, basic and diluted         $          *    $          *    $         *     $      0.02
                                                 =============   =============   =============   =============

Weighted average common shares outstanding         23,414,378       3,191,500     23,143,802       3,191,500
                                                 =============   =============   =============   =============
  * Less than $.01 value

                                                               5

                           TIME LENDING CALIFORNIA, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  Indirect Method


                                                                Three Months Ended
                                                                   December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                               2005       2004
                                                             ----------- -----------
Net income                                                  $   (48,469)  $  46,158
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                         -       1,970
(Increase)in Accounts Receivable                                 (2,173)          -
(Increase) in Notes Receivable                                 (101,384)    (95,050)
Increase (decrease) in Accounts payable                         (19,604)    301,793
Increase (decrease) in Deferred Revenue                         177,830           -
(Decrease) in Accrued expenses                                    1,762      (1,727)
                                                             ----------- -----------
Net cash used in operating activities                             7,962     253,144

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Assets                                                  -           -
                                                              ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                129,000           -
                                                             ----------- -----------
Net cash provided by financing activities                       129,000           -
                                                             ----------- -----------
Net Increase in Cash and Cash Equivalent                        136,962     253,144

Cash and Cash Equivalents at Beginning of Year                  906,379     325,401
                                                             ----------- -----------
Cash and Cash Equivalents at End of Year                     $1,043,341  $  578,545
                                                             =========== ===========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services              $        -           -
                                                             =========== ===========

                                             6

                                                   TIME LENDING, CALIFORNIA, INC.
                                           Consolidated Statements of Stockholder's Equity
                                                          December 31, 2005
                                                             (Unaudited)

                               Preferred Stock                Common Stock              Additional
                         ---------------------------   ----------------------------       Paid-in        Retained      Stockholders'
                          # of Shares      Amount       # of Shares       Amount          Capital        Earnings         Equity
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------
July 1, 2000                       --             --      4,000,000    $      4,000    $     (3,999)   $         --    $          1

Issuance for stock
for Cash June 15, 2001             --             --      1,000,000           1,000            (750)             --             250

Net Loss for Year                  --             --             --              --              --          (7,508)         (7,508)
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance-June 30, 2001              --             --      5,000,000           5,000          (4,749)         (7,508)         (7,257)

Net Profit for Year                --             --             --              --              --           2,252           2,252
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance-June 30, 2002              --             --      5,000,000           5,000          (4,749)         (5,256)         (5,005)
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------

Issuance of stock for              --             --      4,800,000           4,800          (3,600)             --           1,200
compensation
Net Loss for Year                  --             --             --              --              --          (3,299)         (3,299)
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - June 30, 2003                                   9,800,000    $      9,800    $     (8,349)   $     (8,555)   $     (7,104)
                         ============   ============   ============    ============    ============    ============    ============
Issuance of stock for              --             --        200,000             200            (150)             --              50
compensation
Issuance of stock for              --             --        222,000             222          10,978              --          11,200
cash
Issuance of stock for              --             --        828,000             828           7,452              --           8,280
compensation
Issuance of stock for              --             --        116,000             116           5,684              --           5,800
cash
Issuance of stock for              --             --      1,600,000           1,600          14,400              --          16,000
compensation
Net Loss for Year                  --             --             --              --              --          (5,279)         (5,279)
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------
Balance-June 30, 2004              --             --     12,766,000    $     12,766    $     30,015    $    (13,834)   $     28,947
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------
Issuance of stock for              --             --     10,004,000          10,004          90,016              --         100,020
compensation
Net Loss for Year                  --             --             --              --              --         (88,159)        (88,159)
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------
Balance - June 30, 2005                                  22,770,000    $     22,770    $     12,031    $   (101,993)   $     40,808
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------

Issuance of stock                  --             --        527,595             528          68,472              --          69,000
for cash                       10,000             10             --              --           4,990              --           5,000
Issuance of stock                  --             --        420,587             421          54,579              --          55,000
for cash
Net Loss for period                --             --             --              --              --         (48,469)        (48,469)
                         ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance - December 31          10,000   $         10     23,297,595    $     23,293    $    188,508    $    (61,444)   $    150,357
                         ============   ============   ============    ============    ============    ============    ============


All stock has been adjusted for a 4 to 1 (for each share held 3 more were issued) Forward split in May 2005.


                                                                  7

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

Note 1  - Presentation of Interim Information:
          -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2005 and the results of operations for the three months and six-months-ended December 31, 2005 and 2004, and cash flows for the six-months ended December 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2005.

Note 2- Capital Stock
        -------------

In September 2005 the Company issued 527,595 shares of common stock for cash. In November 2005 the Company issued 10,000 shares of preferred stock for cash and 114,705 shares of common stock for cash. In December 2005 the Company issued 305,882 additional shares of common stock for cash.

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

Three months and Six months ended December 31, 2005 compared to three and six months ended December 31, 2004 (Unaudited).

During the three months ended December 31, 2005, the mortgage market volume of new originations declined 40% compared to a year earlier. Rates remained low, but began to rise. As a result our direct mail marketing segment, which is targeted to mortgage brokers, continued to grow, but at a lower rates. Loan commissions declined as attention was concentrated on the direct mail segment.

Total income for the three months ended December 31, 2005 was $1,214,617, an increase of 26.4%, or $253,848, compared to the $960,769 for the three months ended December 31, 2004. Total income for the six months ended December 31, 2005 was $2,712,803, an increase of 48.3%, or $883,954, compared to the $1,828,849 for the six months ended December 31, 2004.

Expenses. Total expenses increased 38.2% or $361,087 to $1,305,869 for the three months ended December 31, 2005, compared to $944,782 for the three months ended December 31, 2004. Most of the increase was the result of marketing sales cost and increased printing and mailing costs. For the six months ended December 31, 2005, total expenses increased 56.3% or $996,825 to $2,767,185 compared to the $1,770,360 for the six months ended December 31, 2003. Most of the increase was the result of marketing sales cost and increased printing and mailing costs.

Net profit/(loss) before tax. The loss for the three months ended December 31, 2005 was $(89,018), an increase of (72.5%), or $105,990 compared to a profit of $16,972 for the three months ended December 31, 2004. The loss for the six months ended December 31, 2005 was $(48,469), an decrease of (180%), or ($108,461) compared to a profit of $59,992 for the six months ended December 31, 2004.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended December 31, 2005 increased 32.2% or $292,524 to $1,201,189, compared to the three months ended December 31, 2004 total of $908,665. This was due to existing clients increasing their mailing to take advantage of the low interest rate market. The marketing segment income for the six months ended December 31, 2005 was $2,699,375, an increase of 55.8%, or $996,725, compared to the $1,732,651 for the six months ended December 31, 2004.


Expenses. Expenses increased $342,112, or 38.2% to $ 1,237,572 for the three months ended December 31, 2005, compared to $895,145 for the three months ended December 31, 2004. This increase was due to the increase mailing and printing costs. For the six months ended December 31, 2004, marketing segment expenses increased 56.3% or $946,190 to $2,626,623, compared to $1,680,433 for the six months ended December 31, 2004.

Profit (Loss) contribution. Loss contribution from the marketing segment was $(36,383), an decrease of ($49,903)for the three months ended December 31, 2004,compared to the $13,520 profit contribution for the three months ended December 31, 2003. This was due to the increased mail volume from existing customers slightly lower margins and moving costs to a new facility. The profit for the six months ended December 31, 2005 was $72,752, an increase of 39.4%, or $20,544 compared to a profit of $52,208 for the six months ended December 31, 2004.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $13,428 for the three months ended December 31, 2005. This was an increase of $28,721, or 122.8%, compared to the three months ended December 31, 2004 of $52,104. For the six months ended December 31, 2005 lending segment income was $13,428, and decrease of $(82,770), compared to $96,198 for the six months ended December 31, 2004.

Expenses. Expenses for the lending segment were $68,297 an increase of $18,660, or 37.6%, for the three months ended December 31, 2005, compared to $49,637 for the three months ended December 31, 2004. This increase was in commissions paid due to increased broker commissions earned. For the six months ended December 31, 2005, lending segment expenses increased 56.3% or $50,645 to $140,562 compared to $89,917 for the six months ended December 31, 2004.

Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended December 31, 2005 was $(54,869), a decrease of $(61,150), compared to a profit of $6,281 for the three months ended December 31, 2004. This was a result of decreased loan volume and expense associated with due diligence review of merger candidate.. The loss for the six months ended December 31, 2005 was $(153,990), an decrease of $(160,271) compared to a profit of $6,281 for the six months ended December 31, 2004.

Real estate segment. There was no revenue for this segment this quarter.

Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

In September, 2005, the Company issued 138,000 shares of restricted preferred stock for $69,000, which were subsequently converted by the holders for 527,645 shares of restricted common stock.

In November, 2005, the Company issued 40,000 shares of restricted preferred stock for $20,000. In December, 2005, the Company issued 80,000 shares of restricted preferred stock for $40,000. 110,000 shares of restricted preferred stock was subsequently converted by holders into 420,587 shares of restricted common stock. All of the above securities issuances were a part of the Company's private placement to accredited investors only. The securities of the Company were issued and sold in reliance upon the exemption provided by Section 4(2) and
Section 505 and/or 506 of Regulation D of the Securities Act of 1933. The proceeds were used for working capital.


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

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no filings on Form 8-K in the quarter ended December 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2006                TIME LENDING, CALIFORNIA, INC.


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