Form 10QSB
period 2006-03-31
TIME LENDING CALIFORNIA INC
filed 2006-05-15
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------

                      Commission File Number: 333-59114

                          TIME LENDING, CALIFORNIA, INC
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

            Nevada                                           33-0730042
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

       1580 Batavia Street, #2, Orange, California        92867
    -----------------------------------------------------    --------------
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

The number of shares of the registrant's common stock as of March 31, 2006:
 23,718,182 shares.


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2006 and its results of operations and its cash flows for the nine months ended March 31, 2006 and 2005.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    March 31, 2006

                                                                                  June 30,
                                                              (Unaudited)           2005
                                    ASSETS                    -----------       -----------
CURRENT ASSETS
Cash and Cash equivalents                                      $   898,791       $   906,379
Notes Receivable                                                   100,575            25,480
Accounts Receivable                                                  1,236                --
                                                               -----------       -----------
Total current assets                                             1,000,602           931,859

Fixed assets,
     Net Fixed Assets                                               25,701            19,701
                                                               -----------       -----------
     Total Fixed Assets                                             25,701            19,701
                                                               -----------       -----------

TOTAL ASSETS                                                   $ 1,026,303       $   951,560
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                               $   823,124       $   782,977
Accrued expenses                                                     2,388               275
Deferred Revenue                                                        --           127,500
                                                               -----------       -----------
Total Current Liabilities                                          825,512           910,752
                                                               -----------       -----------
TOTAL LABILITIES                                               $ 1,070,740       $   910,752
                                                               -----------       -----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, 10,000 shares issued and outstanding
At December 31, 2005                                                    10                --
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 22,770,000 issued and outstanding,
  in June 30, 2005 and 23,718,182 shares outstanding                23,719            22,770
March 31, 2006
Additional Paid-in Capital                                         260,381           120,031
Retained earnings (deficit)                                        (83,319)         (101,993)
                                                               -----------       -----------
Total stockholders' equity                                         200,791            40,808
                                                               -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,026,303       $   951,560
                                                               ===========       ===========

                                            4

                                         TIME LENDING CALIFORNIA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                               PERIODS AS SHOWN

                                                        (Unaudited)
                                                      3 Months Ended                  9 Months Ended
                                                         March 31:                       March 31:
                                                  2006             2005             2006             2005
                                               -----------      -----------      -----------      -----------
INCOME
Marketing income                               $ 1,038,368      $ 1,197,817      $ 3,737,743      $ 2,930,468
Loan income                                         47,632           40,222           50,548          136,420
                                               -----------      -----------      -----------      -----------
Total income                                     1,086,000        1,238,039        3,788,291        3,066,888

COST AND EXPENSES
Loan officers commissions                           15,004           33,404           15,004          100,321
Operating costs & marketing expense                917,027        1,120,886        3,684,212        2,783,053
General and administrative                          24,269           24,460           80,913           65,716
                                               -----------      -----------      -----------      -----------
Total operating expenses                           956,300        1,178,730        3,780,129        2,949,090
                                               -----------      -----------      -----------      -----------
OTHER INCOME                                         4,588            1,591           10,512            3,094
   Interest Income                                      --               --               --               --

Net income(loss)                                   134,288           60,900           18,674          120,892
                                               ===========      ===========      ===========      ===========
Profit (Loss) per common share, basic          $      0.01      $      0.02      $        --      $      0.04
                                               ===========      ===========      ===========      ===========

Basic Weighted average shares outstanding       23,718,182        3,191,500       23,718,182        3,191,500
                                               ===========      ===========      ===========      ===========

                                                      5

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 Indirect Method

                                                           Nine months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                    3/31/2006      3/31/2005
                                                        ----------    ----------

Net income                                                 18,674       120,892
Issuance of stock for Compensation                              -             -
Adjustments to reconcile net loss to net cash
  used in operating activities
 Changes in assets and liabilities
  Depreciation and amortization                                 -         1,970
 (Increase) in Suspense                                         -        (1,583)
 (Increase) in Accounts Receivable                         (1,236)            -
 (Increase) in Notes Receivable                           (75,095)      (25,480)
  Increase in Accounts payable                             40,147       212,296
  Increase prepaid marketing                             (127,500)      127,500
  Increase in Accrued expenses                              2,113         2,008
                                                        ----------    ----------
Net cash used in operating activities                    (142,897)      437,603

Cash Flows from Investing Activities
      Purchase of Assets                                   (6,000)            -
                                                        ----------    ----------
Net cash flows used for Investing Activities               (6,000)            -

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Notes Payable                          141,309          163
                                                        ----------    ----------
Net cash provided by financing activities                  141,309          163
                                                        ----------    ----------
Net Increase in Cash and Cash Equivalent                    (7,588)     437,766

Cash and Cash Equivalents at Beginning of Year             906,379       325,401
                                                        ----------    ----------
Cash and Cash Equivalents at End of Period               $ 898,791     $ 763,167
                                                        ==========    ==========

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
  Interest                                              $       -     $       -
  Income Taxes                                          $       -     $       -
                                                        ==========    ==========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services         $       -     $       -
                                                        ==========    ==========


                                        TIME LENDING, CALIFORNIA, INC.
                                Consolidated Statements of Stockholder's Equity
                                                March 31, 2006
                                                 (Unaudited)

                              Preferred Stock                Common Stock            Additional
                         --------------------------  ---------------------------      Paid-in       Retained    Stockholders'
                          # of Shares     Amount      # of Shares       Amount        Capital       Earnings       Equity
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------
July 1, 2000                       --            --     4,000,000   $      4,000   $     (3,999)  $         --   $          1

Issuance for stock
for Cash June 15, 2001             --            --     1,000,000          1,000           (750)            --            250

Net Loss for Year                  --            --            --             --             --         (7,508)        (7,508)
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance-June 30, 2001              --            --     5,000,000          5,000         (4,749)        (7,508)        (7,257)

Net Profit for Year                --            --            --             --             --          2,252          2,252
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance-June 30, 2002              --            --     5,000,000          5,000         (4,749)        (5,256)        (5,005)
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------

Issuance of stock for              --            --     4,800,000          4,800         (3,600)            --          1,200
compensation
Net Loss for Year                  --            --            --             --             --         (3,299)        (3,299)
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance - June 30, 2003                                 9,800,000   $      9,800   $     (8,349)  $     (8,555)  $     (7,104)
                         ============  ============  ============   ============   ============   ============   ============
Issuance of stock for              --            --       200,000            200           (150)            --             50
compensation
Issuance of stock for              --            --       222,000            222         10,978             --         11,200
cash
Issuance of stock for              --            --       828,000            828          7,452             --          8,280
compensation
Issuance of stock for              --             =       116,000            116          5,684             --          5,800
cash
Issuance of stock for              --            --     1,600,000          1,600         14,400             --         16,000
compensation
Net Loss for Year                  --            --            --             --             --         (5,279)        (5,279)
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance-June 30, 2004              --            --     12,766,00   $     12,766   $     30,015   $    (13,834)  $     28,947
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------
Issuance of stock for              --            --    10,004,000         10,004         90,016             --        100,020
compensation
Net Loss for Year                  --            --            --             --             --        (88,159)       (88,159)
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance - June 30, 2005                                22,770,000   $     22,770   $     12,031   $   (101,993)  $     40,808
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------

Issuance of stock                  --            --                                                         --
for cash                       10,000            10            --             --          4,990             --          5,000
Issuance of stock                  --            --       948,183            949        135,360             --        136,309
for cash
Net Profit for period              --            --            --             --             --         18,674         18,674
                         ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance-March 31, 2006         10,000  $         10    23,718,182   $     23,719   $    260,381        (83,319)  $    200,791
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

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

Note 1 - Presentation Note 1 - Presentation of Interim Information:
                               -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three and nine-months ended March 31, 2006 and 2005, and cash flows for the nine-months ended March 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2005.

Note 2- Capital Stock Tranactions:

In September 2005 the Company issued 527,595 shares of common stock for $69,000 in a cash transaction. In November 2005 the Company issued 420,587 shares of common stock and 10,000 shares of preferred stock for $72,309 cash.

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

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2005 (Unaudited).

         During the three months ended March 31, 2006, the mortgage market originations declined 30% as reported by the Mortgage Bankers Association of America. Mortgage rates continued to move upward. The Federal Reserve increased shot term rates in several 1/4 percent moves. As a result our direct mail marketing segment, which is targeted to mortgage brokers, began a significant decline.

         Total income for the three months ended March 31, 2006 was $1,086,000, a decrease of 12.3%, or ($152,039), compared to the $1,238,039 for the three months ended March 31, 2005. Total income for the nine months ended March 31, 2006 was $3,788,291, an increase of 23.5%, or $721,403, compared to the $3,066,888 for the nine months ended March 31, 2005.

         Expenses. Total expenses decreased 18.9% or ($222,430) to $956,300 for the three months ended March 31, 2006, compared to $1,178,730 for the three months ended March 31, 2005. Most of the decrease was the result of marketing sales cost and decreased printing and mailing costs. For the nine months ended March 31, 2006, total expenses increased 28.2% or $831,129 to $3,789,129 compared to the $2,949,090 for the nine months ended March 31, 2005.

         Net profit/(loss) before tax. The profit for the three months ended March 31, 2006 was $134,288, an increase of 120.5%, or $73,388 compared to a loss of $60,900 for the three months ended March 31, 2005. For the nine months ended March 31, 2006, the profit was $ 18,674 compared to $120,892 for the none months Ended March 31, 2005, an decrease of ($102,218) or 84.6%.

         Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended March 31, 2006 decreased 13.3% or $159,449 to $1,038,368, compared to the three months ended March 31, 2005 total of $1,197,817. This was due to a general decline in mailing as postage rates increased and the mortgaqge market declined. The marketing segment income for the nine months ended March 31, 2006 was $3,737,743, an increase of 27.5%, or $807,275, compared to the $2,930,468 for the nine months ended March 31, 2005.

         Expenses. Expenses decreased ($229,409), or 20.0% to $ 912,100 for the three months ended March 31, 2006, compared to $1,141,509 for the three months ended March 31, 2005. This decrease was due to the decrease mailing and printing costs. Expenses for this segment for the nine months ended March 31, 2006 were $3,727,908, an increase of $904,329 or 32.0% compared to $2,822,769 for the nine months ended March 31, 2005.

         Profit (Loss)contribution. Profit contribution from the marketing segment was $130,856, an increase of $74,548 or 132% for the three months ended March 31, 2006, compared to the $56,308 profit for the three months ended March 31, 2005. Profit contribution for the nine months ended March 31, 2006 was $20,347 down $87,352 from $107,699 for the nine months ended March 31, 2005.

         Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $47,632 for the three months ended March 31, 2006. This was an increase of $7,410, or 18.4%, compared to the three months ended March 31, 2005 of $40,222. The lending segment income for the nine months ended March 31, 2006 was $50,548, an decrease of (62.9%), or ($85,872), compared to the $136,420 for the nine months ended March 31, 2005.

         Expenses. Expenses for the lending segment were $44,200 an increase of $6,979, or 18.8%, for the three months ended March 31, 2006, compared to $37,221 for the three months ended March 31, 2005. This increase was in commissions paid. Expenses for this segment for the nine months ended March 31, 2006 were $52,221, an decrease of ($74,100) or 58.7% compared to $126,321 for the nine months ended March 31, 2005.

         Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended March 31, 2006 was $3,432, an increase of $431, compared to a profit of $3,001 for three months ended March 31,2005. Originating loans diminished, because of the emphasis on the marketing segment. Profit contribution for the nine months ended March 31, 2006 was ($1,673) down ($11,772) from $10,099 for the nine months ended March 31, 2005.

         Real estate segment. There was no revenue for this segment this quarter.

         Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

         The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of March 31, 2006, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation as of March 31, 2006, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5  -  OTHER INFORMATION

None

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 15, 2006                 TIME LENDING, CALIFORNIA, INC.

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