Form 10KSB
period 2006-06-30
TIME LENDING CALIFORNIA INC
filed 2006-10-13
CIK 1137005

================================================================================

              U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 2006

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                        Commission File Number 333-59114

                         TIME LENDING, CALIFORNIA, INC.
                 (Name of small business issuer in its charter)

           NEVADA                                                33-0730042
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1580 N. Batavia Street, Suite #2, Orange, California               92867
----------------------------------------------------             ----------
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $4,713,480.

         The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock at $0.10 per share as of September 15, 2006 was $333,258.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 22,793,584 as of September 15, 2006. The registrant has no outstanding non-voting common equity.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

TABLE OF CONTENTS


                                     PART 1

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           6

Item 3.     Legal Proceedings                                                 6

Item 4.     Submission of Matters to a Vote of Security Holders               7


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities           7

Item 6.     Management's Discussion and Analysis or Plan of Operation         7

Item 7.     Financial Statements                                             10

Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       11

Item 8A.    Controls and Procedures                                          11

Item 8B.    Other Information                                                11


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant               11

Item 10.    Executive Compensation                                           12

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     13

Item 12.    Certain Relationships and Related Transactions                   13

Item 13.    Exhibits                                                         14

Item 14.    Principal Accountant Fees and Services                           14

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

         We, Time Lending, California, Inc. ("we", "Time Lending" or the "Company"), are engaged through our three divisions in the real estate sales and loans (mortgages), management and direct mailing for mortgage companies and similar real estate related businesses. Time Lending is a real estate and mortgage company, which offers different products and services for each business. The real estate business is primarily a service business where the real estate broker or agent provides all of the services necessary to a home buyer or seller to insure satisfactory completion of the intended real estate transaction.

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

         Our principal executive offices are located at 1580 N. Batavia Street, Suite #2, Orange, California 92867 and our phone number is (714)288-5901.

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

COMPETITION

         The competition in each segment is as always strong, yet, we are able to remain competitive in price and service. Management with its combined fifty years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now in decline from last year.
 Mortgage interest rates are around 6.5% and should increase to about 6.7% by year end. We believe that year 2006 will be a down mortgage refinance year. Our opinion is based upon the Mortgage Banking Association publishes statistics and forecasts of mortgage originations on a national basis on their web site www.mbaa.org. The MBA charts show originations declining for the remainder of the year then dropping slightly for 2007. In our opinion, in this type of market, the major problem is competition for a smaller market.

         The mortgage brokerage industry is a large fragmented industry with thousands of mortgage brokers nationally. This is similar to the real estate market where no one broker has an advantage over another in any given regional market. That is why advertising is important in generating sales and why direct mail is effective in generating loan business.

         The direct mail business of Time Lending concentrates on providing mailings for small to medium sized mortgage broker of which there are many thousands across the country. There are many direct mailers that can service this market, but we are one of a few that consistently advertise in the mortgage trade magazines that cater to this market nationally. Our client base reaches to most states in the country and will grow through continued advertising that we currently do. We also maintain competitive prices and good service, but the market has shrunk and the direct mail business will be down for this next year.

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

       RECENT DEVELOPMENTS

         On July 15, 2005, Time Lending entered into a letter of intent with Nationwide Security Mortgage Corporation ("NSM") to acquire 51% of NMS in a share exchange transaction, subject to the Company's shareholders' approval of the acquisition and the execution of the final agreement between the parties. Due to a declining mortgage market, our Board of Directors has decided not to complete this merger.

ITEM 2. DESCRIPTION OF PROPERTIES.

         Our facility in Orange, California is 2300 square feet of office and production Space which includes the workplace for the computers and printers used for addressing and mailing the direct mail pieces. We maintain our executive and administrative offices in the Orange, California facility. We moved to this facility in December 2005. It provides increased space at a lower rent. Our lease payments in fiscal 2006 were $30,394. The facility in Orange, California is leased though December 2007.

         We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available after January 2008. We have no assurance that future terms would be as favorable as our current terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         During the year ended June 30, 2006 and quarter ended December 31, 2005, no matters were submitted to a vote of our common stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

Our common stock trades on NASD's over-the-counter market, the Bulletin Board under the symbol "TIML". Our common stock has been trading sporadically since August, 2004. As of September 15, 2006 there were 85 holders of our common stock. The closing price of our common stock as of September 15, 2006 was $0.10 per share. As of May 20, 2005, we effected a 4-for-1 forward stock split of our common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split.

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

RECENT SALES OF UNREGISTERED SECURITIES

In December 2005 the Company issued 47,040 shares of common stock for cash of $12,000.

In November, 2005, the Company issued 40,000 shares of restricted preferred stock for $20,000. In December, 2005, the Company issued 80,000 shares of restricted preferred stock for $40,000. 110,000 shares of restricted preferred stock were subsequently converted by holders into 420,587 shares of restricted common stock.

In September, 2005, the Company issued 138,000 shares of restricted preferred stock for $69,000, which were subsequently converted by the holders for 527,645 shares of restricted common stock.

All of the above securities issuances were a part of the Company's private placement. The securities of the Company were issued and sold in reliance upon the exemption provided by Section 4(2) and Section 505 and/or 506 of Regulation D of the Securities Act of 1933. The proceeds were used for working capital.

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

Company Overview
----------------

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

                              RESULTS OF OPERATIONS

                                                 Fiscal Year Ended
                                      June 30, 2004  June 30, 2005 June 30, 2006
                                       ------------   ------------  ------------

Total Revenues                         $ 3,345,405   $ 4,478,534    $4,728,311

Total Expenses                         $ 3,350,684   $ 4,566,693    $4,727,311

Net Income(Loss)                       $    (5,279)  $   (88,159)   $    1,000

Weighted Average Stock Outstanding      12,766,000    14,433,334     22,793,584

Earnings (Loss)per Share before Tax    $        (*)  $        (*)         (*)
                                                *Less than $.01


Time Lending's Fiscal Year Ended June 30, 2006 compared to Fiscal Year Ended June 30, 2005 - Audited.
-------------------------------------------------------------------------------

Income. Total income increased from $4,478,534 for the fiscal year ended June 30, 2005 to $4,728,311 for the fiscal year ended June 30, 2006 up $249,777 representing a 5.6% growth. This increase was due to increases in revenue in our Marketing segment.

Expenses. Expenses increased from $4,566,693 for the fiscal year ended June 30, 2005 to $4,727,311 for the fiscal year ended June 30, 2006 up $160,618 representing a 3.4% increase. This increase in expenses was due to increase operating expenses due to increased direct mail production and increased postage expenses.

Net profit (loss) before tax. The net profit for the fiscal year ended June 30, 2006 was $ 1,000 a increase of $89,159 from the $(88,159) net loss for the fiscal year ended June 30, 2005. The reason for the increase was due to increased revenue and reduced commissions paid.

Marketing Segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income for the marketing segment increased $307,154 or 7.1% to $4,624,416 for the fiscal year ended June 30, 2006 from $4,317,262 for the fiscal year ended June 30, 2005. The reason for the revenue increase was increased mailing from existing clients attempted to hold market share in a declining market. This market decline will result in decreased revenue in the next fiscal year.

Expenses for the marketing segment. Expenses increased $423,784 or 10.1% to $4,625,310 for the fiscal year ended June 30, 2006 compared to $4,201,526 for the fiscal year ended June 30, 2005. This increase was due to increased sales and production costs. Increased sales created increased postage for mailing, increased sales commissions and increased direct labor required to print and bundle the mail. New customers tend to mail lower quantities until they experience success in generating new loans from the mailings. The cost associated with the startup of a new customer is higher until they order higher quantities per order.

Profit for the marketing segment. Profit (Loss) contribution from the marketing segment was ($894.) an decrease of ($116,630) or (100.1%) for the fiscal year ended June 30, 2006 compared to the $115,736 profit for the fiscal year ended June 30, 2005.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income for the lending segment was $41,335 for the fiscal year ended June 30, 2006 a decrease of ($7,768) or (15.8%) compared $49,103 for the fiscal year ended June 30, 2005. This was due to decreased activity by loan agents.

Expenses for the lending segment were $24,340 an decrease of ($100,052) or (62.1%) for the fiscal year ended June 30, 2006 compared to expenses of $212,154 for the fiscal year ended June 30, 2005. The was due to decreased loan commissions paid. And decreased marketing costs.

The lending segment has a profit of 16,995 for the fiscal year ended June 30, 2006 compared to a loss of ($212,154) for the fiscal year ended June 30, 2005. This was due to decreased expenses related to direct marketing for loan. The Company anticipates that it will likely become a profitable segment with increased loan volume created by expansion of loan officers.

Management segment. This segment is the revenue and expenses associated with residential properties purchased and maintained for sale, and real estate broker activities excluding real estate loans. Income was $41,335 for the fiscal year ended June 30, 2006, a decrease of ($65,440) or (57.8%) from the $113,169 for the fiscal year ended June 30, 2005. Time Lending has sold all rental property which it owned, and real estate sales commissions have decreased. This segment will tend to decline as the Company concentrates on the marketing segment.

Expenses for this segment were $62,830 for the fiscal year ended June 30, 2006. This is an decrease of ($51,080) or (48.7%) compared to the $104,910 for the fiscal year ended June 30, 2005. This was due to shifting away from the real estate segment and the combining with the Management segment.

The Management segment operating loss was ($15,101) for the fiscal year ended June 30, 2006. This compares to a profit for the fiscal year ended June 30, 2005 of $8,259. This segment will continue with diminished expectation as focus will be on marketing and the lending division.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of $532,618 at June 30, 2006. We have funded our expenses from operations.

         All of our capital requirements will have to come from operations. Minor amount of capital was raised from the our public offering and added to working capital. There are no significant capital expenditure required for the next twelve (12) months.

        We do not have any identified capital resources. Moreover, we do not have any arrangements with investment banking firms or institutional lenders. Our private placement offering of convertible preferred stock in the amount of up to $5 million was conducted by our officers.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          TIME LENDING CALIFORNIA, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED
                                  JUNE 30, 2006

              REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Time Lending, California, Inc.
Orange, CA

We have audited the accompanying consolidated balance sheet of Time Lending, California, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Time Lending, California, Inc. as of June 30, 2006, and the results of it's operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/ Jaspers + Hall, PC
Denver, Colorado
September 26, 2006

                             TIME LENDING, CALIFORNIA, INC.
                               Consolidated Balance Sheets
                                        June 30,


                                                                  2006          2005
                                                               ----------     ----------
ASSETS:
-------

CURRENT ASSETS:
   Cash and cash equivalents                                   $532,618       $ 906,379
   Notes Receivable                                                   -          25,480
                                                               ----------     ----------

TOTAL CURRENT ASSETS                                            532,618         931,859
                                                               ----------     ----------

PROPERTY AND EQUIPMENT:
  Net of accumulated depreciation                                23,523          19,701
                                                               ----------     ----------

TOTAL FIXED ASSETS                                               23,523          19,701
                                                               ----------     ----------

TOTAL ASSETS                                                   $ 556,141       $951,560
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                             $ 25,967      $ 163,297
   Accounts payable - related parties                            475,187        619,680
   Accrued expenses                                                1,132            275
   Notes payable - Shareholders                                        -        127,500
                                                               ----------     ----------

TOTAL CURRENT LIABILITIES                                        502,286        910,752
                                                               ----------     ----------

TOTAL LIABILITIES                                                502,286        910,752
                                                               ----------     ----------

STOCKHOLDERS' EQUITY/(DEFICIT):

   Preferred stock, $.001 par value; 25,00,000 shares
      authorized, none issued and outstanding                         --             --
   Common stock, $.001 par value; 200,000,000 shares
    authorized, 22,817,040 issued and outstanding June 30,2006    22,817         22,770
    and 22,700,000 issued and outstanding June 30, 2005
   Additional Paid-in Capital                                    132,031        120,031
   Retained earnings (deficit)                                  (100,993)      (101,993)
                                                               ----------     ----------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                              53,855         40,808
                                                               ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 556,141      $ 951,560
                                                               ==========     ==========

       The accompanying notes are an integral part of these financial statements.



                         TIME LENDING, CALIFORNIA, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,

                                                      2006              2005
                                                  ------------      ------------

REVENUE:

   Marketing income                                $4,624,416       $ 4,317,262
   Loan Origination fees                               41,335           107,355
   Real Estate sales commissions                       47,729            48,103
   Other revenue                                       14,841             5,814
                                                  ------------      ------------

TOTAL REVENUE                                       4,728,311         4,478,534
                                                  ------------      ------------

COSTS AND EXPENSES:

   Loan officer commissions                            24,340           104,910
   Operating costs & marketing expenses             4,625,310         4,201,526
   General and administrative                          77,661           260,257
                                                  ------------      ------------

TOTAL OPERATING EXPENSES                            4,727,311         4,566,693
                                                  ------------      ------------

NET INCOME (LOSS)                                 $     1,000       $   (88,159)
                                                  ============      ============

BASIC PROFIT (LOSS) PER SHARE                     $        (*)      $    (0.006)
                                                  ============      ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          22,793,584        14,433,334
                                                  ============      ============
*Less than $.01

   The accompanying notes are an integral part of these financial statements.





                         TIME LENDING, CALIFORNIA, INC.
                        Consolidated Statements of Cash Flows
                          For the Years Ended June 30,
                                 Indirect Method

                                                              2006            2005
                                                           ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $    1,000      $ (88,159)
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                            2,178          1,762
       Issuance of stock for compensation                          -        100,020
      Changes in assets and liabilities:
           (Increase) in Note receivable                      25,480        (25,480)
           Increase in Accounts payable                     (281,823)       468,196
           (Decrease) in Deferred Revenue                   (127,500)             -
           Increase (Decrease) in Accrued expenses               857        124,431
                                                           ----------     ----------

      Net cash provided (used) by operating activities      (379,808)       580,770
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of Assets                                  (6,000)            --
          Proceeds from Sale of Assets                             -            208
                                                           ----------     ----------

      Net cash (provided) used by investing activities        (6,000)           208
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Stock                     12,047             --
          Repayment of Note Payable                               --             --
                                                           ----------     ----------

      Net cash provided by financing activities               12,047              -
                                                           ---------      ---------

Net Increase in Cash and Cash Equivalent                    (370,761)       580,978

Cash and Cash Equivalents at Beginning of Year               903,379        325,401
                                                           ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $532,618      $ 906,379
                                                           ==========     ==========

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
     Interest                                              $       -       $  2,004
                                                           ==========     ==========
     Income Taxes                                          $      --      $      --
                                                           ==========     ==========

NON-CASH TRANSACTIONS
     Stock issued for compensation                                 -      $ 100,020
                                                           ==========     ==========

     The accompanying notes are an integral part of these financial statements.



                                           TIME LENDING, CALIFORNIA, INC.
                              Consolidated Statement of Stockholders' Equity (Deficit)
                                                    June 30, 2006


                                                    COMMON STOCK          Additional      Retained        Total
                                              ------------------------     Paid-in        Earnings     Stockholders'
                                                Shares        Amount       Capital       (Deficit)        Equity
                                              ----------    ----------    ----------     ----------     ----------

July 1, 2000                                  4,000,000     $   4,000     $  (3,999)     $      --      $       1

Issuance for stock for Cash June 15, 2001     1,000,000         1,000          (750)            --            250

Net Loss for Year                                    --            --            --         (7,508)        (7,508)
                                              ----------    ----------    ----------     ----------     ----------

Balance - June 30, 2001                       5,000,000         5,000        (4,749)        (7,508)        (7,257)

Net Profit for Year                                  --            --            --          2,252          2,252
                                              ----------    ----------    ----------     ----------     ----------

Balance - June 30, 2002                       5,000,000         5,000        (4,749)        (5,256)        (5,005)
                                              ----------    ----------    ----------     ----------     ----------

Issuance of stock for services 5/03           4,800,000         4,800        (3,600)            --          1,200

Net Loss for Year                                    --            --            --         (3,299)        (3,299)
                                              ----------    ----------    ----------     ----------     ----------

Balance - June 30, 2003                       9,800,000     $   9,800     $  (8,349)     $  (8,555)     $  (7,104)
                                              ==========    ==========    ==========     ==========     ==========
Issuance of stock for compensation              200,000           200            --             --             50

Issuance of stock for cash                      222,000           222        10,978             --         11,200

Issuance of stock for compensation              828,000           828         7,452             --          8,280

Issuance of stock for cash                      116,000           116         5,684             --          5,800

Issuance of stock for compensation            1,600,000         1,600        14,400             --         16,000

Net Loss for Year                                    --            --            --         (5,279)        (5,279)
                                              ----------    ----------    ----------     ----------     ----------
Balance - June 30, 2004                       12,766,00     $  12,766     $  30,015      $ (13,834)     $  28,947
                                              ----------    ----------    ----------     ----------     ----------
Issuance of stock for compensation            10,004,000       10,004        90,016              -        100,020
Net Loss for Year                                      -            -             -        (88,159)       (88,159)
                                              ----------    ----------     ---------      ----------     ----------
Balance - June 30, 2005                       22,770,000       22,770        120,031       (101,993)    $   40,808
                                              ----------    -----------    ----------     ----------    ----------
Issuance of stock for cash                        47,040           47         12,000             -          12,047
Net Profit for Year                                    -            -              -          1,000          1,000

Balance -June 30, 2006                        22,817,040      $22,817       $132,031       $(100,993)  $    53,855
                                              ==========     =========      =========     ==========   ===========
All stock has been adjusted for a 1/4 Forward split in May 2005.

                     The accompanying notes are an integral part of these financial statements.

                                                         F-6

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

On December 4, 2000, Time Lending, California, Inc., a California corporation (Time - California) and Time Lending, California, Inc., a Nevada corporation (Time - Nevada), entered into a merger agreement. Time-California and Time-Nevada are referred to herein collectively as the "Constituent Corporation, merged under a special agreement and plan of merger. The Agreement and Plan of Merger entered into between the Constituent Corporations was approved, certified, executed and acknowledged by each of the Constituent Corporations in accordance with Section 1103 of the California Corporation Code and Section
78.475 of the Nevada Revised Status and in accordance with Section 368(a)(1)(f) of the Internal Revenue Code of 1986 as amended in order to change the domicile of the California Company to the State of Nevada. Time-Nevada is the surviving corporation. The Articles of Incorporation and Bylaws of Time-Nevada shall be the Articles of Incorporation and Bylaws of the surviving corporation. Investments in subsidiaries are at cost and inter-company transactions are eliminated. The subsidiaries (Time Management, Inc.) (Time Marketing Associates, Inc.) (Tenth Street, Inc.), are owned, 50% by Time Lending California, Inc. and 50% by stockholders per agreement. The stockholders' of Time Lending are the officer's and stockholders of the subsidiaries.

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

           Equipment - Printer & Bursters                             5 years

Depreciation expense for 2006 is $2,178.

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

STOCK BASED COMPENSATION
------------------------

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires That companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair market value method) and disclose this cost over the service period. He value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through June 30, 2006 have been fair value.

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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


NOTE 2 - PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment consist of the following at June 30, 2005:

              Equipment - Printers and Bursters                $ 27,782
                                                               ---------
              Less:  Accumulated depreciation                    (4,259)
                                                               ---------
                                                               $ 23,523
                                                               =========

NOTE 3 - FEDERAL INCOME TAXES:
         ---------------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS9"). "Accounting for Income Taxes", which requires A change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statements carrying amounts and the tax basis of existing assets and liability.


                                                         2006         2005
                                                      ---------    ---------

         Deferred Tax Assets                       $         0     $      0
                                                      =========    =========
         Deferred Tax Assets
                  Net Operating Loss Carry forwards   $100,963     $101,693
                  Less Valuation Allowance            (100,993)    (101,993)
                                                      ---------    ---------
         Total Deferred Tax Assets                    $      0     $      0
                                                      =========    =========
         Net Deferred Tax Liability                   $      0     $      0
                                                      =========    =========

NOTE 4 - OPERATING LEASES:
         -----------------

The Company leases office space under an operating lease agreement, which expires November 1,2008. Future minimum lease commitments as of June 30, 2006 are as follows:
                           2007                       30,394
                           2008                       30,394


The Company has a lease agreement with Michael Pope for the lease of the equipment used in the Marketing Division. These payments are for 3 years which is completed June 1, 2007. Future minimum lease commitments as of June 30, 2006 are as follows:

                           2007                      $24,000

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

                                                   Year Ended June 30, 2005
                                                   ------------------------
         Operating Revenue
              Marketing                                   $ 4,624,416
              Lending                                          41,335
              Management                                       47,729
                                                          ------------
                                                          $ 4,713,480
                                                          ============
         Operating Profit (Loss)
              Marketing                                   $      (894)
              Lending                                          16,995
              Management                                      (15,101)
                                                          ------------
                                                          $     1,000
                                                          ============
          Identifiable Assets
              Marketing                                   $   470,500
              Lending                                          38,063
              Management                                       47,578
                                                          ------------
                                                          $   556,141
                                                          ============
NOTE 6 - CAPITAL STOCK TRANSACTIONS:
         --------------------------

The authorized common stock of the Company is 20,000,000 shares at $.001 par value and 20,000 shares of preferred stock at $.001 par value. In May 2005 the Company amended their Articles of Corporation to increase the authorized common stock of the Company to be 200,000,000 and the preferred stock to be 20,000,000. On May 20, 2005 the Company authorized a 4:1 forward split for the common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split. In December 2005 the Company issued 47,040 shares of common stock for cash of $12,000.

NOTE 7 - FINANCIAL ACCOUNTING DEVELOPMENTS:
         ----------------------------------

Recently issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4." The statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

In December 2004, the FASB issued SFAS No. 153, EXCHANGE OF NON-MONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29. The guidance in APB opinion No. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, DETERMINING THE AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

NOTE 8. ACCOUNTS PAYABLE - RELATED PARTY
        --------------------------------

        Accounts Payable to Michael Pope for commissions due
         For May and June 2006                                   $333,801


        Accounts Payable to Philip La Puma for commissions due
         For May and June 2006                                   $141,386
                                                                 --------
                Total Related Party A/P                          $475,187
                                                                 ========

In May and June 2006 both the officer's did not receive payment of their commission Earned and have left them in the company for payment of expenses. The holders of these accounts are considered to be related parties.

NOTE 9.   EQUIPMENT LEASE - RELATED PARTY:
          --------------------------------

In May 2004 Michael Pope purchased Printers and Bursters for the Marketing segment to use in the business. At that time a lease was singed with the Company for lease of this equipment for a monthly payment of $1,178 per month until June 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

 Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age      Position                  Since
----                ---      --------                  -----
Michael F. Pope     57       Director                  March 1996
                             President                 August 1996

Philip C. La Puma   67       Director                  March 1996
                             Secretary                 August 1996
                             Treasurer                 August 1996

Victoria A. Pope    58       Director                  January 1997

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

Michael F. Pope, age 57, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State University, Long Beach. He holds a real estate brokers license in the State of California.

Philip C. La Puma, age 67, has been Director of the Company since March 1996 and Secretary/Treasurer since August 1996. Mr. La Puma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 58, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past ten years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

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

CODE OF BUSINESS CONDUCT AND ETHICS

         Our code of business conduct and ethics, as approved by our board of directors, can be obtained from the Company by writing a request to our Time Lending, California Inc.
1580 N. Batavia Street #2,
Orange, CA 92867.

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

         Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.


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

Name &                             Annual      Compensation      Long Term
Principal Position   Period        Salary         Bonus           Options
------------------   ------        ------         -----           -------

Michael F. Pope     6/30/2006      $60,000 *        0                0
Director            6/30/2005      $60,000       7,740               0
President           6/30/2004      $60,000          0                0

Philip C. La Puma   6/30/2006      $60,000 *        0                0
Director            6/30/2005      $60,000      7,740                0
Sec.-Treasurer      6/30/2004      $60,000          0                0

In lieu of cash compensation, Michael F. Pope and Philip C. La Puma were issued 1,000,000 shares of restricted common shares each valued at $40,000 each 4/15/2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of our common stock by all stockholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Each stockholder named has sole voting and investment power with respect to his or its shares. This table does not include options not exercisable within 60 days of the date of this prospectus. As of July 27, 2006, there were 23,881,544 shares of common stock issued and outstanding.

                                 Beneficial Ownership            Percentage
                                 of Common Stock (1)            of Ownership
                                 --------------------           ------------

Michael F. Pope                      9,730,500                     40.7%
907 E. Wilson Ave
Orange, CA 92867

Philip C. La Puma                    9,730,500                      40.7%
1786 N. Pheasant St
Anaheim, CA 92867


(1) Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after July 27, 2006 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2006, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

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

     10.10    Voting Agreement (Time Management, Inc.)*

     10.11    Voting Agreement (Time Marketing Associates, Inc.)*

     10.12    Broker Agreement*

     10.13    Letter of Intent with Nationwide Security Mortgage*

     22.      Subsidiaries of Registrant*
---------------------
         *        Previously filed with the Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees for professional audit services rendered by Jaspers + Hall, PC for the years ended June 30, 2006.

                                                          2006
                                                        ---------
             Audit Fees: (1)                            $  8,000
             Audit-Related Fees (2)                           --
             Tax Fees: (3)                                    --
             All Other Fees: (4)                              --
                                                        ---------
                 Total                                  $  8,000
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

Date:    October 13, 2006            TIME LENDING, CALIFORNIA, INC.

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


    SIGNATURE                             TITLE                               DATE
    ---------                             -----                               ----
/s/ Michael F. Pope            President and Director                    October 13, 2006
Michael F. Pope                (PRINCIPAL EXECUTIVE OFFICER)

/s/ Philip C. La Puma          Treasurer (PRINCIPAL FINANCIAL            October 13, 2006
                                  OFFICER AND PRINCIPAL ACCOUNTING
                               OFFICER), Secretary and Director