Form 10QSB
period 2006-09-30
TIME LENDING CALIFORNIA INC
filed 2006-11-20
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006
                               ----------------------

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

The number of shares of the registrant's common stock as of September 30, 2006:
22,817,040 shares.

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

Item 6.  Exhibits

SIGNATURES AND CERTIFICATES                                                  12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2006. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2006 and its results of operations and its cash flows for the three months ended September 30, 2006 and 2005.

                                 TIME LENDING CALIFORNIA, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      September 30, 2006


                                                                                   Audited
                                                                                   June 30,
                                                               (Unaudited)           2006
                                                              -------------      -------------
                            ASSETS
CURRENT ASSETS
Cash and Cash equivalents                                     $     562,790      $     532,618
                                                              -------------      -------------
Total current assets                                                562,790            532,618

Fixed assets,
     Net Fixed Assets                                                23,523             23,523
                                                              -------------      -------------
     Total Fixed Assets                                              23,523             23,523
                                                              -------------      -------------
                                                              $     586,313      $     556,141
                                                              =============      =============
TOTAL ASSETS

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                              $      20,693      $      23,967
Accounts payable -Related Party                                     460,299            475,187
Accrued expenses                                                      1,132              1,132
                                                              -------------      -------------
Total Current Liabilities                                           482,124            502,286
                                                              -------------      -------------
TOTAL LABILITIES                                              $     482,124      $     502,286
                                                              -------------      -------------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 25,000,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 22,817,040 issued and outstanding,
  in June and September 2006                                         22,817             22,817

Additional Paid-in Capital                                          132,031            132,031
Retained earnings (deficit)                                         (50,659)          (100,993)
                                                              -------------      -------------
Total stockholders' equity                                          104,189             53,855
                                                              -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     586,313      $     556,141
                                                              =============      =============


                                            4

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN


                                                             (Unaudited)
                                                           3 Months Ended
                                                            September 30:
                                                        2006             2005
                                                    -----------      -----------
Revenue:
Marketing income                                    $   206,669      $ 1,498,187
Loan income                                              50,139               --
                                                    -----------      -----------
Total Revenue                                           256,808        1,498,187

Expenses:
Operating costs & marketing expense                     204,026        1,429,115
General and administrative                                4,390           32,202
                                                    -----------      -----------
Total expenses                                          208,416        1,461,317
                                                    -----------      -----------
Other Income
Interest                                                  1,942            3,679
                                                    -----------      -----------
Net income                                               50,334           40,549
                                                    ===========      ===========

Loss per common share, basic and diluted            $         *      $         *
                                                    ===========      ===========

Weighted average common shares outstanding           22,813,996       22,813,996
                                                    ===========      ===========
  * Less than $.01 value


                              TIME LENDING CALIFORNIA, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                     Indirect Method


                                                                 Three Months Ended
                                                                    September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                           2006              2005
                                                           ------------      ------------

Net income                                                       50,334            40,549
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                        --                --
Issuance of stock for Compensation                                   --                --
(Increase) in Notes Receivable                                       --          (101,384)
Increase (decrease) in Accounts payable                          (5,274)          (17,671)
Increase (decrease) in Accounts payable- Related Party          (14,888)               --
Increase (decrease) in Accrued Liabilities                           --             5,264
Increase (decrease) in Deferred Revenue                              --           104,360
Increase in Accounts Receivable                                      --           (11,678)
                                                           ------------      ------------
Net cash used in operating activities                            30,172            19,440

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                     --            69,000
                                                           ------------      ------------
Net cash provided by financing activities                            --            69,000
                                                           ------------      ------------
Net Increase in Cash and Cash Equivalent                         30,172            88,440

Cash and Cash Equivalents at Beginning of Year                  532,618           906,379
                                                           ------------      ------------
Cash and Cash Equivalents at End of Year                   $    562,790      $    994,819
                                                           ============      ============

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services            $         --                --
                                                           ============      ============





                                            TIME LENDING, CALIFORNIA, INC.
                                    Consolidated Statements of Stockholder's Equity
                                                  September 30, 2006
                                                      (Unaudited)


                                                    Common Stock            Additional                        Total
                                              -------------------------      Paid-in         Retained      Stockholders'
                                              # of Shares      Amount        Capital         Earnings         Equity
                                              -----------    ----------     ----------      ----------      ----------

July 1, 2000                                   4,000,000     $    4,000     $   (3,999)     $       --      $        1

Issuance for stock for Cash June 15, 2001      1,000,000          1,000           (750)             --             250

Net Loss for Year                                     --             --             --          (7,508)         (7,508)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2001                        5,000,000          5,000         (4,749)         (7,508)         (7,257)

Net Profit for Year                                   --             --             --           2,252           2,252
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2002                        5,000,000          5,000         (4,749)         (5,256)         (5,005)
                                              ----------     ----------     ----------      ----------      ----------

Issuance of stock for services 5/03            4,800,000          4,800         (3,600)             --           1,200

Net Loss for Year                                     --             --             --          (3,299)         (3,299)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2003                        9,800,000     $    9,800     $   (8,349)     $   (8,555)     $   (7,104)
                                              ==========     ==========     ==========      ==========      ==========
Issuance of stock for compensation               200,000            200           (150)             --              50

Issuance of stock for cash                       222,000            222         10,978              --          11,200

Issuance of stock for compensation               828,000            828          7,452              --           8,280

Issuance of stock for cash                       116,000            116          5,684              --           5,800

Issuance of stock for compensation             1,600,000          1,600         14,400              --          16,000

Net Loss for Year                                     --             --             --          (5,279)         (5,279)
                                              ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2004                       12,766,000     $   12,766     $   30,015      $  (13,834)     $   28,947
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for compensation            10,004,000         10,004         90,016              --         100,020
Net Loss for Year                                     --             --             --         (88,159)        (88,159)
                                              ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2005                       22,770,000     $   22,770     $   12,031      $ (101,993)     $   40,808
                                              ----------     ----------     ----------      ----------      ----------

Issuance of common stock for cash                 47,040             47         12,000              --          12,047
Net Profit for period                                 --             --             --           1,000           1,000
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2006                       22,817,040     $   22,817     $  132,031      $ (100,993)     $   53,855
                                              ----------     ----------     ----------      ----------      ----------
Net profit for period                                 --             --             --          50,334          50,334
                                              ----------     ----------     ----------      ----------      ----------
Balance - September 30, 2006                  22,817,040     $   22,817     $  132,031      $  (50,659)     $  104,189
                                              ==========     ==========     ==========      ==========      ==========

All stock has been adjusted for a 4 to 1
(for each share held 3 more were issued)
Forward split in May 2005.

                                                           7

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2006
                                   (Unaudited)

Note 1  - Presentation of Interim Information:
          -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three-months-ended September 30, 2006 and 2005, and cash flows for the three-months ended September 30, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2006.

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

Three months ended September 30, 2006 compared to three months ended September 30, 2005 (Unaudited).

During the three months ended September 30, 2006, the mortgage market slowed significantly as reported by the Mortgage Bankers Association of America. Mortgage rates remained low, but were up form 1% to 1.5%. As a result our direct mail marketing segment, which is targeted to mortgage brokers, took a lard drop in revenue. In response, the Company was able to reduce expenses and increase overall profit for the quarter.

Total income for the three months ended September 30, 2006 was $206,669 an decrease of (82.8%), or $1,240,379, compared to the $1,498,187 for the three months ended September 30, 2005.

Expenses. Total expenses decreased (74.4%) or ($1,252,901) to $ 208,416 for the three months ended September 30, 2006, compared to $1,461,317 for the three months ended September 30, 2005. Most of the decrease was the result of marketing sales cost and decreased printing and mailing costs.

Net profit/(loss) before tax. The profit for the three months ended September 30, 2006 was $ 50,334, an increase of 24.1%, or $9,785 compared to a profit of $40,549, for the three months ended September 30, 2005.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended September 30, 2006 decreased (86.2%) or ($1,291,518) to $206,669, compared to the three months ended September 30, 2005 total of $1,498,187,. The mortgage market slowed during this quarter, and marketing revenue decreased as mortgage brokers reduced mailing until the mortgage market consolidated.

Expenses. Expenses decreased $651,647 or 83.2% to $1,434,877 for the three months ended September 30, 2005, compared to $783,270 for the three months ended September 30, 2004. This increase was due to the increase mailing and printing costs.

Profit contribution. Profit contribution from the marketing segment was $63,310 an decrease of ($38,545) or (48.6%) for the three months ended September 30, 2005, compared to the $40,716 profit for the three months ended September 30, 2004. This was due to the increased production costs.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Michael F. Pope is a licensed broker. With the decrease in marketing revenue, marketing for the lending segment was increased and income was the result.

Income: Loan broker income was $50,139 for the three months ended September 30, 2006. This was an increase of $50,139, compared to the three months ended September 30, 2005 of $0.

Expenses. Expenses for the lending segment were $22,289 an decrease of ($472), or (2.0%), for the three months ended September 30, 2006, compared to $22,761 for the three months ended September 30, 2005. This decrease was in commissions paid due to decreased operating expenses.

Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended September 30, 2005 was $27,850, an increase of $50,611, compared to a loss of ($22,761) for the three months ended September 30, 2005.

Real estate segment. There was no revenue for this segment this quarter.

Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of September 30, 2006, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation as of September 30, 2006, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  -  OTHER INFORMATION

On November 1, 2006, Time Lending, California, Inc., a Nevada corporation (the "Company") entered into a letter of intent with Bankers Integrated Group, Inc., a Nevada corporation ("BIG") to acquire all of the outstanding shares of BIG by the Company in exchange for approximately 98% or 20,400,000 million shares of the Company common stock, or equivalent thereof. The Company shall be the surviving entity with BIG becoming its wholly-owned subsidiary. Immediately subsequent to the acquisition, the Company shall have approximately 21 million shares of common stock outstanding. The Company plans to effect a reverse stock split and the spin off of its subsidiaries prior to the share exchange transaction. The terms of the transaction also include cancellation of certain shares by the principal shareholders and the payment of the deferred compensation. The formal agreement between BIG and the Company is subject to the execution of a definitive share exchange agreement and appropriate related documentation in forms satisfactory to BIG, the Company, their counsel, their respective boards of directors and to the extent applicable their respective shareholders. The Letter of Intent entered by the Company and BIG outlines the general intentions of the above parties with respect to the acquisition. Neither of the Company nor BIG are bound by any of the provisions of this Letter of Intent until a mutually acceptable share exchange agreement will have been executed and delivered subject to approvals of the acquisition by the respective corporate authorities of BIG and the Company.

ITEM 6.

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

(b) Reports on 8K during the quarter:    None.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 20, 2006               TIME LENDING, CALIFORNIA, INC.

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