Form 10QSB
period 2006-12-31
TIME LENDING CALIFORNIA INC
filed 2007-02-14
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2006
                               ---------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information



SIGNATURES AND CERTIFICATES                                                  12

                                     PART I
                               FINANCIAL INFORMATION
                          TIME LENDING CALIFORNIA, INC

                        Six-Months Ended December 31, 2006
                                   (Unaudited)


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    December 31, 2006
                                                                                  Audited
                                                                                 June 30,
                                                                (Unaudited)        2006
                                    ASSETS                       ---------       ---------
CURRENT ASSETS
Cash and Cash equivalents                                        $ 541,227       $ 562,790
                                                                 ---------       ---------
Total current assets                                               541,227         562,790

Fixed assets,
     Net Fixed Assets                                               17,514          23,523
                                                                 ---------       ---------
     Total Fixed Assets                                             17,514          23,523
                                                                 ---------       ---------
                                                                 $ 558,741       $ 586,313
TOTAL ASSETS                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                 $  20,693       $  20,693
Accounts payable - related party                                   455,005         460,299
Accrued expenses                                                     1,132           1,132

                                                                 ---------       ---------
Total Current Liabilities                                          476,830         482,124
                                                                 ---------       ---------
TOTAL LABILITIES                                                 $ 476,830       $ 482,124
                                                                 ---------       ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, 10,000 shares issued and outstanding
At December 31, 2005
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 22,817,040 issued and outstanding at
  December 2006 and June 30, 2006                                   22,817          22,817
December 31, 2005
Additional Paid-in Capital                                         132,031         132,031
Retained earnings (deficit)                                        (72,937)        (50,659)
                                                                 ---------       ---------
Total stockholders' equity                                          81,911         104,189
                                                                 ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 558,741       $ 586,313
                                                                 =========       =========


                                              TIME LENDING CALIFORNIA, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    PERIODS AS SHOWN


                                                          (Unaudited)                     (Unaudited)
                                                        3 Months Ended                  6 Months Ended
                                                         December 31:                     December 31:
                                                     2006             2005           2006             2005
                                                 ------------    ------------    ------------    ------------
Revenue:
Marketing income                                 $    201,641    $  1,201,189    $    401,612    $  2,699,375
Loan income                                            67,913          13,428         119,220          13,428
                                                 -------------   -------------   -------------   -------------
Total Revenue                                         269,554       1,214,617         520,832       2,712,803

Expenses:
Loan officers commissions                                   -               -               -               -
Operating costs & marketing expense                   289,753       1,281,427         489,156       2,719,541
General and administrative                              4,132          24,442           7,614          56,644
                                                 -------------   -------------   -------------   -------------
Total expenses                                        293,885       1.305,869         496,770       2,767,185
                                                 -------------   -------------   -------------   -------------
Other Income
Interest                                                2,053           2,234           3,994           5,913
                                                 -------------   -------------   -------------   -------------
Net income                                       $    (22,278)   $    (89,018)   $     28,056    $    (48,469)
                                                 =============  =============    =============   =============

Loss per common share, basic and diluted         $          *    $          *    $          *    $          *
                                                 =============   =============   =============   =============

Weighted average common shares outstanding         22,817,040      23,414,378      22,817,040      23,143,802
                                                 =============   =============   =============   =============
  * Less than $.01 value



                                    TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                        Indirect Method


                                                                  Three Months Ended
                                                                     December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                            2006              2005
                                                             -----------       -----------
Net income                                                   $    28,056       $   (48,469)
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                      6,009                --
(Increase)in Accounts Receivable                                      --            (2,173)
(Increase) in Notes Receivable                                        --          (101,384)
Increase (decrease) in Accounts payable - Related party           (5,294)               --
Increase (decrease) in Accounts payable                               --           (19,604)
Increase (decrease) in Deferred Revenue                               --           177,830
(Decrease) in Accrued expenses                                        --             1,762
                                                             -----------       -----------
Net cash used in operating activities                             28,771             7,962

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Assets                                                  --                --
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on Note Receivable                                     (50,344)               --
  Issuance of stock for cash                                          --           129,000
                                                             -----------       -----------
Net cash provided by financing activities                        (50,344)          129,000
                                                             -----------       -----------
Net Increase (Decrease) in Cash and Cash Equivalent              (21,563)          136,962

Cash and Cash Equivalents at Beginning of Year                   562,790           906,379
                                                             -----------       -----------
Cash and Cash Equivalents at End of Year                     $   541,227       $ 1,043,341
                                                             ===========       ===========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services              $        --                --
                                                             ===========       ===========



                                                  TIME LENDING, CALIFORNIA, INC.
                                        Consolidated Statements of Stockholder's Equity
                                                       December 31, 2006
                                                          (Unaudited)


                                Preferred Stock               Common Stock             Additional
                           ------------------------   ----------------------------      Paid-in        Retained       Stockholders'
                            # of Shares     Amount     # of Shares        Amount        Capital        Earnings          Equity
                           ------------   ---------   ------------    ------------    ------------    ------------    ------------
July 1, 2000                         --          --      4,000,000    $      4,000    $     (3,999)   $         --    $          1

Issuance for stock
for Cash June 15, 2001               --          --      1,000,000           1,000            (750)             --             250

Net Loss for Year                    --          --             --              --              --          (7,508)         (7,508)
                           ------------   ---------   ------------    ------------    ------------    ------------    ------------

Balance-June 30, 2001                --          --      5,000,000           5,000          (4,749)         (7,508)         (7,257)

Net Profit for Year                  --          --             --              --              --           2,252           2,252
                                                      ------------    ------------    ------------    ------------    ------------

Balance-June 30, 2002                --          --      5,000,000           5,000          (4,749)         (5,256)         (5,005)
                                                      ------------    ------------    ------------    ------------    ------------

Issuance of stock for                --          --      4,800,000           4,800          (3,600)             --           1,200
compensation
Net Loss for Year                    --          --             --              --              --          (3,299)         (3,299)
                                                      ------------    ------------    ------------    ------------    ------------

Balance - June 30, 2003                                  9,800,000    $      9,800    $     (8,349)   $     (8,555)   $     (7,104)
                                                      ============    ============    ============    ============    ============
Issuance of stock for                --          --        200,000             200            (150)             --              50
compensation
Issuance of stock for                --          --        222,000             222          10,978              --          11,200
cash
Issuance of stock for                --          --        828,000             828           7,452              --           8,280
compensation
Issuance of stock for                --          --        116,000             116           5,684              --           5,800
cash
Issuance of stock for                --          --      1,600,000           1,600          14,400              --          16,000
compensation
Net Loss for Year                    --          --             --              --              --          (5,279)         (5,279)
                           ------------   ---------   ------------    ------------    ------------    ------------    ------------
Balance-June 30, 2004                --          --     12,766,000    $     12,766    $     30,015    $    (13,834)   $     28,947
                           ------------   ---------   ------------    ------------    ------------    ------------    ------------
Issuance of stock for                --          --     10,004,000          10,004          90,016              --         100,020
compensation
Net Loss for Year                    --          --             --              --              --         (88,159)        (88,159)
                                                      ------------    ------------    ------------    ------------    ------------
Balance - June 30, 2005              --          --     22,770,000    $     22,770    $     12,031    $   (101,993)   $     40,808
                                                      ------------    ------------    ------------    ------------    ------------

Issuance of stock                    --          --         47,040              47          12,000              --          12,047
for cash                             --          --             --              --              --              --              --
Net Loss for period                  --          --             --              --              --           1,000           1,000
                                                      ------------    ------------    ------------    ------------    ------------

Balance - June 30, 2006              --          --     22,817,040          22,817         132,031        (100,993)         53,855
                                                      ------------    ------------    ------------    ------------    ------------
Net Profit for Period                --          --             --              --              --          28,056          28,056
                                                      ------------    ------------    ------------    ------------    ------------

Balance-December 31,2006             --          --     22,817,040    $     22,817    $    132,031    $    (72,937)   $     81,911
                           ============   =========   ============    ============    ============    ============    ============

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


                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 2005
                                   (Unaudited)


Note 1  - Presentation of Interim Information:
          -----------------------------------

In the opinion of the management of Time Lending California, Inc. (the "Company"), the accompaning unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2006 and the results of operations for the three and six-months ended December 31, 2006 and 2005, and cash flows for the six-months ended December 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2006.

Note 2- Capital Stock:
        --------------

The Company has authorized 200,000,000 shares of Common stock at a par value of $.001 and 200,000 shares of Preferred stock at par value of $.001. For the period ended December 31, 2006 no additional shares of Common stock have been issued and no shares Of Preferred stock have been issued.

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

         Three months and Six months ended December 31, 2006 compared to three and six months ended December 31, 2005 (Unaudited).

         During the three months ended December 31, 2006, the mortgage market volume of new refinance originations declined 40% compared to a year earlier. Rates remained low, but began to rise. As a result our direct mail marketing segment, which is targeted to mortgage brokers, began to slow.

         Total income for the three months ended December 31, 2006 was $269,544, an decrease of (77.8)%, or ($945,063), compared to the $1,214,617 for the three months ended December 31, 2005. Total income for the six months ended December 31, 2006 was $520,832, an decrease of (80.8)% or ($2,270,415), compared to the
$2,712,803 for the six months ended December 31, 2005.

Expenses. Total expenses decreased (77.5%) or ($1,011,984) to $293,885 for the three months ended December 31, 2006, compared to $1,305,869 for the three months ended December 31, 2005. Most of the decrease was the result of reduced marketing sales cost and decreased printing and mailing costs. For the six months ended December 31, 2006, total expenses decreased (82.1%) or ($2,270,415) to $496,770 compared to the $2,767,185 for the six months ended December 31, 2005. Most of the decrease was the result of marketing sales cost and decreased printing and mailing costs.

Net profit/(loss) before tax. The loss for the three months ended December 31, 2006 was $(22,278), an increase of 75.0%, or $66,740 compared to a loss of $(89,018) for the three months ended December 31, 2005. The profit for the six months ended December 31, 2006 was $28,056, an increase of 157%, or $76,525 compared to a loss of $(48,469) for the six months ended December 31, 2005.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended December 31, 2006 decreased (83.2%) or ($999,548) to $201,641, compared to the three months ended December 31, 2005 total of $1,201,189. This was due to existing clients decreasing their mailing due to market uncertainity. The marketing segment income for the six months ended December 31, 2006 was $401,612, a decrease of (85.1%), or ($2,297,763), compared to the $2,699,375 for the six months ended December 31, 2005.

Expenses. Expenses decreased ($1,013,650), or (82%) to $ 223,922 for the three months ended December 31, 2006, compared to $1,237,572 for the three months ended December 31, 2005. This decrease was due to the decreased mailing and printing costs. For the six months ended December 31, 2006, marketing segment expenses decreased (84.9%) or ($2.228,678) to $397,945, compared to $2,626,623 for the six months ended December 31, 2005.

Profit (Loss) contribution. Loss contribution from the marketing segment was $(22,281), an decrease of ($36,383)for the three months ended December 31, 2006,compared to the $(36,383) loss contribution for the three months ended December 31, 2005. This was due to the decreased mail volume from existing customers slightly lower margins. The profit for the six months ended December 31, 2006 was $3,667, an decrease of (95%), or ($69,058) compared to a profit of $72,752 for the six months ended December 31, 2005.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $67,913 for the three months ended December 31, 2006. This was an increase of $54,485, or 405.8%, compared to the three months ended December 31, 2005 of $13,428. For the six months ended December 31, 2006 lending segment income was $119,220, and increase of $105,792, compared to $13,428 for the six months ended December 31, 2005.

Expenses. Expenses for the lending segment were $69,963 an decrease of $666, or 1.2%, for the three months ended December 31, 2006, compared to $68,297 for the three months ended December 31, 2005. For the six months ended December 31, 2006, lending segment expenses decreased (29.7%) or ($41,737) to $98,825 compared to $140,562 for the six months ended December 31, 2005.

Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended December 31, 2006 was $(2,053), a decrease of $(52,816), compared to a loss of $(54,869) for the three months ended December 31, 2005. This was a result of increased loan volume. The profit for the six months ended December 31, 2006 was $20,395, an increase of $174,385 compared to a loss of $(153,990) for the six months ended December 31, 2005.

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

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no filings on Form 8-K in the quarter ended December 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 14, 2007                 TIME LENDING, CALIFORNIA, INC.

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