Form 10QSB
period 2007-03-31
TIME LENDING CALIFORNIA INC
filed 2007-05-18
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2007

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

Yes [ ]           No [X]


The number of shares of the registrant's common stock as of March 31, 2007:
22,817,040 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
(a)      Consolidated Balance Sheets                                         4
(b)      Consolidated Statements of Operations                               5
(c)      Consolidated Statement of Shareholders' Equity (deficit)            6
                     7
(e)      Notes to Financial Statements
(e)      Notes to Financial Statements                                       8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    9

Item 3. Controls and Procedures                                             10

PART II. OTHER INFORMATION                                                  11

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults On Senior Securities

Item 4. Submission of Items to a Vote

Item 5. Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2006. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2007 and its results of operations and its cash flows for the nine months ended March 31, 2007.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    March 31, 2007

                                                                          June 30,
                                                         (Unaudited)        2006
                                    ASSETS              -------------   ------------
CURRENT ASSETS
Cash and Cash equivalents                                $  517,411       $ 532,618
                                                          ----------      ----------
Total current assets                                        517,411         532,618

Fixed assets,
     Net Fixed Assets                                        17,514          23,523
                                                           ---------      ----------
     Total Fixed Assets                                      17,514          23,523
                                                           ---------      ----------
                                                         $  534,925        $556,141
TOTAL ASSETS                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $  20,695       $  25,967
Accounts payable - related parties                          447,139         475,187
Accrued expenses                                                902           1,132
                                                          ----------      ----------
Total Current Liabilities                                   468,736         502,286
                                                          ----------      ----------
TOTAL LABILITIES                                         $  468,736       $ 502,286
                                                          ----------      ----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 20,000,000 shares
 Authorized, 0 shares issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 22,817,040 issued and outstanding,
  in June 30, 2006 and March 31, 2007                        22,817          22,817
March 31, 2006.
Additional Paid-in Capital                                  132,031         132,031
Retained earnings (deficit)                                 (88,659)       (100,993)
                                                          ----------      ----------
Total stockholders' equity                                   66,189          53,855
                                                          ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  534,925       $ 556,141
                                                          ==========      ==========


                                            4


                                         TIME LENDING CALIFORNIA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                               PERIODS AS SHOWN

                                                      (Unaudited)
                                                     3 Months Ended                9 Months Ended
                                                        March 31:                     March 31:
                                                   2007            2006           2007           2006
                                               ------------   -------------   ------------  -------------
INCOME
Marketing income                               $    339,764    $  1,038,368   $    741,376   $  3,737,743
Loan income                                          38,459          47,632        157,679         50,548
                                               ------------    ------------   ------------   ------------
Total income                                        378,223       1,086,000        899,055      3,788,291

COST AND EXPENSES
Loan officers commissions                             2,455          15,004          2,455         15,004
Depreciation                                              -               -          6,009              -
Operating costs & marketing expense                 360,332         917,027        849,488      3,684,212
General and administrative                           32,516          24,269         34,120         80,913
                                               ------------    ------------   ------------   ------------
Total operating expenses                            395,302         956,300        892,072      3,780,129
                                               ------------    ------------   ------------   ------------
OTHER INCOME                                          1,357           4,588          5,351         10,512
   Interest Income                             ------------   -------------   ------------  -------------

Net income(loss)                                    (15,722)        134,288         12,334         18,674
                                               ============    ============   ============   ============
Profit (Loss) per common share, basic          $      (0.01)   $       0.01   $       0.01   $       0.01
                                               ============    ============   ============   ============

Basic Weighted average shares outstanding        22,817,040      22,817,040     22,817,040     22,817,040
                                               ============    ============   ============   ============


                                       5

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               Indirect Method

                                                        Nine months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                 3/31/2007      3/31/2006
                                                     ----------    ----------

Net income                                               12,334        18,674
Issuance of stock for Compensation                            -             -
Adjustments to reconcile net loss to net cash
  used in operating activities
 Changes in assets and liabilities
  Depreciation and amortization                           6,009             -
 (Increase) in Accounts Receivable                            -        (1,236)
 (Increase) in Notes Receivable                               -       (75,095)
  Increase in Accounts payable                           (5,272)       40,147
  (Decrease)in Accounts Payable-Related Party           (28,048)            -
  Increase prepaid marketing                                  -      (127,500)
  Increase in Accrued expenses                             (230)        2,113
                                                     ----------    ----------
Net cash used in operating activities                   (15,207)     (142,897)

Cash Flows from Investing Activities
      Purchase of Assets                                      -        (6,000)
                                                     ----------    ----------
Net cash flows used for Investing Activities                  -        (6,000)

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Notes Payable                             -       141,309
                                                     ----------    ----------
Net cash provided by financing activities                     -       141,309
                                                     ----------    ----------
Net Increase in Cash and Cash Equivalent                (15,207)       (7,588)

Cash and Cash Equivalents at Beginning of Year          532,618       906,379
                                                     ----------    ----------
Cash and Cash Equivalents at End of Period           $  517,411    $  898,791
                                                     ==========    ==========

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
  Interest                                           $        -    $        -
  Income Taxes                                       $        -    $        -
                                                     ==========    ==========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services      $        -    $        -
                                                     ==========    ==========



                                             TIME LENDING, CALIFORNIA, INC.
                                     Consolidated Statements of Stockholder's Equity
                                                     March 31, 2007
                                                       (Unaudited)

                                  Preferred Stock              Common Stock             Additional
                             -------------------------   --------------------------      Paid-in       Retained     Stockholders'
                             # of Shares     Amount      # of Shares      Amount         Capital       Earnings        Equity
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
July 1, 2000                           -             -     4,000,000    $     4,000    $    (3,999)     $      --    $         1

Issuance for stock
for Cash June 15, 2001                 -             -     1,000,000          1,000           (750)            --            250

Net Loss for Year                      -             -            --             --             --         (7,508)        (7,508)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance-June 30, 2001                  -             -     5,000,000          5,000         (4,749)        (7,508)        (7,257)

Net Profit for Year                    -             -            --             --             --          2,252          2,252
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance-June 30, 2002                  -             -     5,000,000          5,000         (4,749)        (5,256)        (5,005)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Issuance of stock for                  -             -     4,800,000          4,800         (3,600)            --          1,200
compensation
Net Loss for Year                      -             -            --             --             --         (3,299)        (3,299)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance - June 30, 2003                -             -     9,800,000    $     9,800    $    (8,349)   $    (8,555)   $    (7,104)
                             ===========   ===========   ===========    ===========    ===========    ===========    ===========
Issuance of stock for
compensation                           -             -       200,000            200           (150)            --             50
Issuance of stock for
cash                                   -             -       222,000            222         10,978             --         11,200
Issuance of stock for
compensation                           -             -       828,000            828          7,452             --          8,280
Issuance of stock for
cash                                   -             -       116,000            116          5,684             --          5,800
Issuance of stock for
compensation                           -             -     1,600,000          1,600         14,400             --         16,000
Net Loss for Year                      -             -            --             --             --         (5,279)        (5,279)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance-June 30, 2004                  -             -    12,766,000    $    12,766    $    30,015    $   (13,834)   $    28,947
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Issuance of stock for
cash                                   -             -    10,004,000         10,004         90,016              -        100,020
Net Loss for Year                      -             -             -              -              -        (88,159)       (88,159)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance - June 30, 2005                -             -    22,770,000    $    22,770    $   120,031    $  (101,993)   $    40,808
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Issuance of stock
for cash                               -             -        47,040             47         12,000              -         12,047
Net Profit for period                  -             -             -              -              -          1,000          1,000
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance - June 30, 2006                -             -    22,817,040    $    22,817    $   132,031       (100,993)   $    53,855
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Net Profit for Period                  -             -             -              -              -         12,334         12,334
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance - March 31, 2007               -             -    22,817,040    $    22,817    $   132,031    $   (88,659)   $    66,189
                             ===========   ===========   ===========    ===========    ===========    ===========    ===========

All stock has been adjusted for a 4 to 1 (for each share held 3 more were issued) Forward split in May 2005.



                                                                7

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 1  - Presentation of Interim Information:
          -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three and nine-months ended March 31, 2007 and 2006, and cash flows for the nine-months ended March 31, 2007 and 2006 and cash flows for the nine- months ended March 31, 2007. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2006.

Note 2- Capital Stock Tranactions:

The Company has authorized 200,000,000 shares of Common Stock at par value of $.001 and 20,000,000 shares Of Preferred Stock at a par value of $.001. For the nine months ended March 3, 2007 no additional shares of Common have been issued and no shares of Preferred have been issued.

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

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2006 (Unaudited).

     During the three months ended March 31, 2007, the mortgage market originations declined 30% from the same period in 2006, as reported by the Mortgage Bankers Association of America. Mortgage rates continued to move upward. The Federal Reserve held short term rates resulting in 8.25% Prime Rate. As a result our direct mail marketing segment, which is targeted to mortgage brokers, continued its decline.

     Total revenue for the three months ended March 31, 2007 was $378,223, an decrease of (67.3%), or ($698,604), compared to the $1,086,000 for the three months ended March 31, 2006. Total revenue for the nine months ended March 31, 2007 was $899,055, an decrease of (80.2%), or ($2,996,367), compared to the
$3,788,291 for the nine months ended March 31, 2006. Other income (Interest income)for the three months ended March 31, 2007 was $1,357, an decrease of (70.4%), or ($3,231), compared to the $4,588 for the three months ended March 31, 2006. Other income(Interest income) for the nine months ended March 31, 2007 was $5,351, an decrease of (49.1%), or ($5,161), compared to the $10,512 for the nine months ended March 31, 2006.

     Expenses. Total expenses decreased (58.7%) or ($560,998) to $395,302 for the three months ended March 31, 2007, compared to $956,300 for the three months ended March 31, 2006. Most of the decrease was the result of marketing sales cost and decreased printing and mailing costs. For the nine months ended March 31, 2007, total expenses decreased (76.4%) or $(2,888,057) to $892,072 compared to the $3,780,129 for the nine months ended March 31, 2006. .

     Net profit/(loss) before tax. The loss for the three months ended March 31, 2007 was $(15,722), an decrease of (111.7%), or $(150,010) compared to a profit of $134,288 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, the profit was $ 12,334 compared to $18,674 for the none months Ended March 31, 2006, an decrease of ($6,340) or (34.0%).

     Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended March 31, 2007 decreased (67.3%) or $(698,604) to $339,764, compared to the three months ended March 31, 2006 total of $1,038,368. This was due to a general decline in mailing the mortgaqe market continued its decline. The marketing segment income for the nine months ended March 31, 2007 was $741,376, A decrease of (80.2%), or $(2,996,367), compared to the $3,737,743 for the nine months ended March 31, 2006.

     Expenses. Expenses decreased ($547,565), or (60.0)% to $364,535 for the three months ended March 31, 2007, compared to $912,100 for the three months ended March 31, 2006. This decrease was due to the decrease mailing and printing costs. Expenses for this segment for the nine months ended March 31, 2007 were $760,427, a decrease of $(2,967,481) or (79.6)% compared to $3,727,908 for the nine months ended March 31, 2006.

     Profit (Loss)contribution. Profit contribution from the marketing segment was $(24,771), a decrease of $(81,079) or (144.0)% for the three months ended March 31, 2007, compared to the $56,308 profit for the three months ended March 31, 2006. Profit contribution for the nine months ended March 31, 2007 was $20,347 down $87,352 from $107,699 for the nine months ended March 31, 2006.

     Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $38,459 for the three months ended March 31, 2007. This was an decrease of $(9,173), or (19.3)%, compared to the three months ended March 31, 2006 of $47,632. The lending segment income for the nine months ended March 31, 2007 was $157,679, an increase of 211.9%, or $107,131, compared to the $50,548 for the nine months ended March 31, 2006.

     Expenses. Expenses for the lending segment were $30,767 a decrease of $(13,433), or (30.4%), for the three months ended March 31, 2007, compared to $44,200 for the three months ended March 31, 2006. Expenses for this segment for the nine months ended March 31, 2007 were $131,645, an increase of $79,424 or 152.0% compared to $52,221 for the nine months ended March 31, 2006.

     Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended March 31, 2007 was $7,692, an increase of $4,260, compared to a profit of $3,432 for three months ended March 31,2006. Profit contribution for the nine months ended March 31, 2007 was $26,034 up $27,701 from ($1,673)for the nine months ended March 31, 2006.

     Real estate segment. There was no revenue for this segment this quarter.

     Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

     The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of March 31, 2007, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation as of March 31, 2007, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  -  OTHER INFORMATION

The letter of intent for a merger with Bankers Integration Group, Inc. expired January 15, 2007 and no further action will take place with this company.

ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended March 31, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 16, 2007                 TIME LENDING, CALIFORNIA, INC.

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