Form 10KSB
period 2007-06-30
TIME LENDING CALIFORNIA INC
filed 2007-10-12
CIK 1137005

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 2007

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


Yes [ ]           No [X]

         The registrant's revenues for its most recent fiscal year were $1,033.133.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock at $0.05 per share as of September 15, 2007 was $166,606.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 22,781,040 as of September 15, 2007.
The registrant has no outstanding non-voting common equity.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

TABLE OF CONTENTS


                                     PART 1

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           6

Item 3.     Legal Proceedings                                                 6

Item 4.     Submission of Matters to a Vote of Security Holders               6


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities           7

Item 6.     Management's Discussion and Analysis or Plan of Operation         7

Item 7.     Financial Statements                                             10

Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       22

Item 8A.    Controls and Procedures                                          22

Item 8B.    Other Information                                                22




                                    PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons
            And Corporate Governance; Compliance with Section 16(a)
            of the Exchange Act                                              22

Item 10.    Executive Compensation                                           23

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     24

Item 12.    Certain Relationships and Related Transactions, and
            Director Independence                                            24

Item 13.    Exhibits                                                         24

Item 14.    Principal Accountant Fees and Services                           25

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

         Time Marketing Associates Inc. was incorporated in Nevada on July 27, 2000. It is a 50% owned subsidiary of Time Lending. Its business is addressing via computer printers, a mailing piece for mortgage lenders and brokers. Time Marketing operates under the DBA of Signature Marketing. Through Signature Marketing, we prepare and mail direct mail pieces for mortgage companies to borrowers. The Time Marketing subsidiary offers direct mail product alternatives to the primary two part snap out mailer of Time Lending under the its dba Signature Marketing. These products must be outsourced and are rarely sold at present. All revenues and expenses are included in the direct mail marketing segment.

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

COMPETITION

         The competition in each segment is as always strong, yet, we are able to remain competitive in price and service. Management with its combined fifty years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now in significant decline from last year. Mortgage interest rates are around 6.5% and should increase to about 6.7% by year end. We believe that year 2007 will be a down mortgage refinance year. Our opinion is based upon the Mortgage Banking Association publishes statistics and forecasts of mortgage originations on a national basis on their web site www.mbaa.org. The MBA charts show originations declining for the remainder of the year and through 2008. In our opinion, in this type of market, the major problem is competition for a smaller market. Many brokers have gone out of business with the drop in real estate values and the lack of sub prime lenders.

         The mortgage brokerage industry is a large fragmented industry with thousands of mortgage brokers nationally. This is similar to the real estate market where no one broker has an advantage over another in any given regional market. That is why advertising is important in generating sales and why direct mail is effective in generating loan business. Because of losses, most brokers have limited fund with which to advertise.

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

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         During the year ended June 30, 2007, no matters were submitted to a vote of our common stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

         Our common stock trades on NASD's over-the-counter market, the Bulletin Board under the symbol "TIML". Our common stock has been trading sporadically since August, 2004. As of September 15, 2006 there were 85 holders of our common stock. The closing price of our common stock as of September 15, 2007 was $0.05 per share. As of May 20, 2005, we effected a 4-for-1 forward stock split of our common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split.

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

None

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

                              RESULTS OF OPERATIONS

                                                Fiscal Year Ended
                                   June 30, 2005   June 30, 2006  June 30, 2007
                                    ------------    ------------   ------------

Total Revenues                      $  4,478,534    $  4,728,311   $  1,036,361

Total Expenses                      $  4,566,693    $  4,727,311   $  1,077,643

Net Income(Loss)                    $    (88,159)   $      1,000   $    (41,282)

Weighted Average Stock Outstanding    14,433,334      22,793,584     22,793,584

Earnings (Loss)per Share before Tax $         (*)   $         (*)  $         (*)
___________
*Less than $.01


Time Lending's Fiscal Year Ended June 30, 2007 compared to Fiscal Year Ended June 30, 2006 - Audited.
-------------------------------------------------------------------------------

Income. Total income decreased from $4,728,311 for the fiscal year ended June 30, 2006 to $1,036,361 for the fiscal year ended June 30, 2007 down ($3,699,950)
representing a (78.1%) decline. This decrease was due to decreases in revenue in our Marketing segment.

Expenses. Expenses decreased from $4,727,311 for the fiscal year ended June 30, 2006 to $1,077,643 for the fiscal year ended June 30, 2007 down ($3,649,668)
representing a (77.2%) decrease. The decrease in expenses was due to decreased direct mail production and postage expenses.

Net profit (loss) before tax. The net (loss) for the fiscal year ended June 30, 2007 was($41,282) a decrease of ($42,282) from the $1,000 net profit for the fiscal year ended June 30, 2006. The reason for the decrease was due to decreased revenue.

Marketing Segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. This segment dropped as the mortgage market declined. Income for the marketing segment decreased ($3,783,964) or (81.8%) to $840,452 for the fiscal year ended June 30, 2007 from $4,624,416 for the fiscal year ended June 30, 2006. The reason for the revenue decrease was decreased mailing and loss of existing clients. This market decline will result in decreased revenue in the next fiscal year.

Expenses for the marketing segment. Expenses decreased ($3,737,613) (81.1%) to $ 887,697 for the fiscal year ended June 30, 2007 compared to $4,625,310 for the fiscal year ended June 30, 2006. This decrease was due to decreased sales and production costs. Decreased sales created decreased postage for mailing, decreased sales commissions and decreased direct labor required to print and bundle mail.

Profit (Loss) for the marketing segment. Profit (Loss) contribution from the marketing segment was ($47,245) an decrease of ($46,351) or (51.8%) for the fiscal year ended June 30, 2007 compared to the ($894) for the fiscal year ended June 30, 2006.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income for the lending segment was $187,907 for the fiscal year ended June 30, 2007 a increase of $146,572 or 454% compared $41,335 for the fiscal year ended June 30, 2006. This was due to increased activity by loan agents.

Expenses for the lending segment were $109,937 an increase of $85,597 or 351.6% for the fiscal year ended June 30, 2007 compared to expenses of $24,340 for the fiscal year ended June 30, 2006. The was due to increased loan commissions paid. And increased marketing costs.

The lending segment has a profit of $77,970 for the fiscal year ended June 30, 2006 compared to a profit of $16,995 for the fiscal year ended June 30, 2006. The Company anticipates that it will likely become a profitable segment with increased loan volume created by expansion of loan officers.

Management segment. This segment is the revenue and expenses associated with residential properties purchased and maintained for sale, and real estate broker activities excluding real estate loans. Income was $4,774 for the fiscal year ended June 30, 2007, a decrease of ($38,181) or (80.0%) from the $47,729 for the fiscal year ended June 30, 2006. Time Lending has sold all rental property which it owned, and real estate sales commissions have decreased. This segment will tend to decline as the Company concentrates on the marketing segment.

Expenses for this segment were $76,781 for the fiscal year ended June 30, 2007. This is an decrease of $13,951 or (22.2%) compared to the $62,830 for the fiscal year ended June 30, 2006. This was due to shifting away from the real estate segment and the combining with the Management segment.

The Management segment operating loss was ($72,007) for the fiscal year ended June 30, 2007. This compares to a loss for the fiscal year ended June 30, 2006 of ($15,101). This segment will continue with diminished expectation as focus will be on marketing and the lending division.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $501,037 at June 30, 2007. We have funded our expenses from operations.

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

                               FOR THE YEAR ENDED
                                 JUNE 30, 2007

              REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Time Lending, California, Inc.
Orange, CA

We have audited the accompanying consolidated balance sheet of Time Lending, California, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Time Lending, California, Inc., and subsidiaries as of June 30, 2007, and the results of it's operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/ Jaspers + Hall, PC
Denver, Colorado
October 5, 2007

                             TIME LENDING, CALIFORNIA, INC.
                               Consolidated Balance Sheets
                                        June 30,


                                                                   2007          2006
                                                                 ---------    ---------
ASSETS:
-------

CURRENT ASSETS:
   Cash and cash equivalents                                     $ 501,037    $ 532,618
                                                                 ---------    ---------

TOTAL CURRENT ASSETS                                               501,037      532,618
                                                                 ---------    ---------

PROPERTY AND EQUIPMENT:
  Net of accumulated depreciation                                   20,733       23,523
                                                                 ---------    ---------

TOTAL FIXED ASSETS                                                  20,733       23,523
                                                                 ---------    ---------

TOTAL ASSETS                                                     $ 521,770    $ 556,141
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
                                                                              ---------

CURRENT LIABILITIES:
   Accounts payable                                              $  36,454    $  25,967
   Accounts payable - related parties                              447,386      475,187
   Accrued expenses                                                 25,357        1,132
                                                                 ---------    ---------

TOTAL CURRENT LIABILITIES                                          509,197      502,286
                                                                 ---------    ---------

TOTAL LIABILITIES                                                  509,197      502,286
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY/(DEFICIT):

   Preferred stock, $.001 par value; 20,000,000 shares
    authorized, none issued and outstanding                             --           --
   Common stock, $.001 par value; 200,000,000 shares
    authorized, 22,817,040 issued and outstanding June 30,2006      22,817       22,817
    and 2007. Additional Paid-in Capital                           132,031      132,031
   Retained earnings (deficit)                                    (142,275)    (100,993)
                                                                 ---------    ---------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                12,573       53,855
                                                                 ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 521,770    $ 556,141
                                                                 =========    =========


      The accompanying notes are an integral part of these financial statements.





                         TIME LENDING, CALIFORNIA, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,

                                                       2007              2006
                                                    -----------      -----------

REVENUE:

   Marketing income                                 $   840,452      $ 4,624,416
   Loan Origination fees                                187,907           41,335
   Real Estate sales commissions                          4,774           47,729
   Other revenue                                          3,228           14,841
                                                    -----------      -----------

TOTAL REVENUE                                         1,036,360        4,728,311
                                                    -----------      -----------

COSTS AND EXPENSES:

   Loan officer commissions                             109,937           24,340
   Operating costs & marketing expenses                 887,697        4,625,310
   General and administrative                            80,009           77,661
                                                    -----------      -----------

TOTAL OPERATING EXPENSES                              1,077,643        4,727,311
                                                    -----------      -----------

NET INCOME (LOSS)                                   $   (41,282)     $     1,000
                                                    ===========      ===========

BASIC PROFIT (LOSS) PER SHARE                       $        (*)     $       (*)
                                                    ===========      ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING            22,817,040       22,817,040
                                                    ===========      ===========
*Less than $.01

   The accompanying notes are an integral part of these financial statements.





                         TIME LENDING, CALIFORNIA, INC.
                      Consolidated Statements of Cash Flows
                          For the Years Ended June 30,

                                                            2007         2006
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  41,282)   $   1,000
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                          4,800        2,178
      Issuance of stock for compensation                        --           --
      Changes in assets and liabilities:
           (Increase) in Note receivable                        --       25,480
           Increase (Decrease) in Accounts payable         (17,314)    (281,823)
           (Decrease) in Deferred Revenue                       --     (127,500)
           Increase (Decrease) in Accrued expenses          25,225          857
                                                         ---------    ---------

      Net cash provided (used) by operating activities     (29,571)    (379,808)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of Assets                                (2,010)      (6,000)
                                                         ---------    ---------

      Net cash (provided) used by investing activities      (2,010)      (6,000)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Stock                       --       12,047
                                                         ---------    ---------

      Net cash provided by financing activities                 --       12,047
                                                         ---------    ---------

Net Increase in Cash and Cash Equivalent                   (31,581)    (370,761)

Cash and Cash Equivalents at Beginning of Year             532,618      906,379
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 501,037    $ 532,618
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
     Interest                                            $      --    $      --
                                                         =========    =========
     Income Taxes                                        $      --    $      --
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.





                                        TIME LENDING, CALIFORNIA, INC.
                           Consolidated Statement of Stockholders' Equity (Deficit)


                                                 COMMON STOCK         Additional     Retained        Total
                                            -----------------------     Paid-in      Earnings    Stockholders'
                                              Shares       Amount       Capital      (Deficit)      Equity
                                            ----------   ----------   ----------    ----------    ----------
July 1, 2000                                 4,000,000   $    4,000   $   (3,999)   $       --    $        1

Issuance for stock for Cash June 15, 2001    1,000,000        1,000         (750)           --           250

Net Loss for Year                                   --           --           --        (7,508)       (7,508)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2001                      5,000,000        5,000       (4,749)       (7,508)       (7,257)

Net Profit for Year                                 --           --           --         2,252         2,252
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2002                      5,000,000        5,000       (4,749)       (5,256)       (5,005)
                                            ----------   ----------   ----------    ----------    ----------

Issuance of stock for services 5/03          4,800,000        4,800       (3,600)           --         1,200

Net Loss for Year                                   --           --           --        (3,299)       (3,299)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2003                      9,800,000   $    9,800   $   (8,349)   $   (8,555)   $   (7,104)
                                            ==========   ==========   ==========    ==========    ==========
Issuance of stock for compensation             200,000          200         (150)           --            50

Issuance of stock for cash                     222,000          222       10,978            --        11,200

Issuance of stock for compensation             828,000          828        7,452            --         8,280

Issuance of stock for cash                     116,000          116        5,684            --         5,800

Issuance of stock for compensation           1,600,000        1,600       14,400            --        16,000

Net Loss for Year                                   --           --           --        (5,279)       (5,279)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2004                     12,766,000   $   12,766   $   30,015    $  (13,834)   $   28,947
                                            ----------   ----------   ----------    ----------    ----------
Issuance of stock for compensation          10,004,000       10,004       90,016            --       100,020
Net Loss for Year                                   --           --           --       (88,159)      (88,159)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2005                     22,770,000       22,770      120,031      (101,993)   $   40,808
                                            ----------   ----------   ----------    ----------    ----------
Issuance of stock for cash                      47,040           47       12,000            --        12,047
Net Profit for Year                                 --           --           --         1,000         1,000

Balance - June 30, 2006                     22,817,040   $   22,817   $  132,031    $ (100,993)   $   53,855
                                            ----------   ----------   ----------    ----------    ----------

Net Profit for Year                                 --           --           --       (41,282)      (41,282)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2007                     22,817,040   $   22,817   $  132,031    $ (142,275)   $   12,573
                                            ==========   ==========   ==========    ==========    ==========

All stock has been adjusted for a 1/4
Forward split in May 2005.

                  The accompanying notes are an integral part of these financial statements.

                                                     15

                         TIME LENDING, CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

           Equipment - Printer & Bursters                             5 years

Depreciation expense for 2007 was $4,800.

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

NET EARNING (LOSS) PER SHARE
----------------------------

Basic loss per share information is on the basis of the weighted average number of common shares outstanding. For all periods, all of the Company's common stock equivalents were excluded from the calculation of dilutive loss per common share because they were none dilutive, due to the Company's net losses.


STOCK BASED COMPENSATION

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires That companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair market value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through June 30, 2007 have been fair value.

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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


NOTE 2 - PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment consist of the following at June 30, 2007:

              Equipment - Printers and Bursters                $  34,039
                                                               ---------
              Less:  Accumulated depreciation                    (13,306)
                                                               ---------
                                                               $  20,733
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


                                                         2007         2006
                                                      ---------    ---------

         Deferred Tax Assets                          $       0    $       0
                                                      =========    =========
         Deferred Tax Assets
                  Net Operating Loss Carry forwards   $ 142,275    $ 100,963
                  Less Valuation Allowance             (142,275)    (100,993)
                                                      ---------    ---------
         Total Deferred Tax Assets                    $       0    $       0
                                                      =========    =========
         Net Deferred Tax Liability                   $       0    $       0
                                                      =========    =========

NOTE 4 - OPERATING LEASES:
         -----------------

The Company leases office space under an operating lease agreement, which expires November 1,2008. Future minimum lease commitments as of June 30, 2007 are as follows:

                           2007                       15,197
                           2008                       30,394

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

                                                   Year Ended June 30, 2007
                                                   ------------------------
         Operating Revenue
              Marketing                                   $    840,452
              Lending                                          187,907
              Management                                         4,774
                                                          ------------
                                                          $  1,033,133
                                                          ============
         Operating Profit (Loss)
              Marketing                                   $    (47,245)
              Lending                                           77,970
              Management                                       (72,007)
                                                          ------------
                                                          $    (41,282)
                                                          ============
          Identifiable Assets
              Marketing                                   $    470,500
              Lending                                           38,063
              Management                                        47,578
                                                          ------------
                                                          $    556,141
                                                          ============

NOTE 6 - CAPITAL STOCK TRANSACTIONS:
         --------------------------

The authorized common stock of the Company is 20,000,000 shares at $.001 par value and 20,000 shares of preferred stock at $.001 par value. In May 2005 the Company amended their Articles of Corporation to increase the authorized common stock of the Company to be 200,000,000 and the preferred stock to be 20,000,000. On May 20, 2005 the Company authorized a 4:1 forward split for the common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split. In December 2005 the Company issued 47,040 shares of common stock for cash of $12,000. No stocks were issued in 2007.

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 8. ACCOUNTS PAYABLE - RELATED PARTY

        Accounts Payable to Michael Pope for commissions due
         For May and June 2007                                       $  322,477


        Accounts Payable to Philip La Puma for commissions due
         For May and June 2007                                       $  124,909
                                                                     ----------
                                         Total Related Party A/P     $  447,386
                                                                     ==========

In May and June 2007 both the officer's did not receive payment of their commission Earned and have left them in the company for payment of expenses. The holders of these accounts are considered to be related parties.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the year ended June 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age      Position                  Since
----                ---      --------                  -----
Michael F. Pope     58       Director                  March 1996
                             President                 August 1996

Philip C. La Puma   68       Director                  March 1996
                             Secretary                 August 1996
                             Treasurer                 August 1996

Victoria A. Pope    59       Director                  January 1997

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

Michael F. Pope, age 58, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State University, Long Beach. He holds a real estate brokers license in the State of California.

Philip C. La Puma, age 68, has been Director of the Company since March 1996 and Secretary/Treasurer since August 1996. Mr. La Puma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 59, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past ten years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

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

Name &                             Annual      Compensation      Long Term
Principal Position   Period        Salary         Bonus           Options
------------------   ------        ------         -----           -------

Michael F. Pope     6/30/2007      $60,000          0                0
Director            6/30/2006      $60,000          0                0
President           6/30/2005      $60,000*     7,740                0

Philip C. La Puma   6/30/2007      $60,000          0                0
Director            6/30/2006      $60,000          0                0
Sec.-Treasurer      6/30/2005      $60,000*     7,740                0

* In lieu of cash compensation, Michael F. Pope and Philip C. La Puma were issued 1,000,000 shares of restricted common shares each valued at $40,000 each on 4/15/2005. In fiscal year 2005, the Company adopted its 2005 Equity Compensation Plan (the "Plan") which was registered on the registration statement on Form S-8. The Company registered 400,000 shares of its common stock. Pursuant to the Plan, the Company issued 193,500 shares of its common stock to each of Messrs. Pope and LaPuma for their respective services to the Company, valued at $7,740 for each person.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock by all stockholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Each stockholder named has sole voting and investment power with respect to his or its shares. This table does not include options not exercisable within 60 days of the date of this prospectus. As of June 30, 2007, there were 22,817,040 shares of common stock issued and outstanding.

                                 Beneficial Ownership            Percentage
                                 of Common Stock (1)            of Ownership
                                 --------------------           ------------

Michael F. Pope                      9,730,500                      42.6%
907 E. Wilson Ave
Orange, CA 92867

Philip C. La Puma                    9,730,500                      42.6%
1786 N. Pheasant St
Anaheim, CA 92867


(1) Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 30, 2007 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2007, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.


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

     22.      Subsidiaries of Registrant*

______________
* Previously filed with the Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Jaspers + Hall, PC for the years ended June 30, 2007.

                                                          2007
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

Date: October 12, 2007                 TIME LENDING, CALIFORNIA, INC.

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


    SIGNATURE                             TITLE                               DATE
    ---------                             -----                               ----
/s/ Michael F. Pope            President and Director                    October 12, 2007
Michael F. Pope                (PRINCIPAL EXECUTIVE OFFICER)

/s/ Philip C. La Puma          Treasurer (PRINCIPAL FINANCIAL            October 12, 2007
                               OFFICER AND PRINCIPAL ACCOUNTING
                               OFFICER), Secretary and Director