Form 10QSB
period 2007-09-30
TIME LENDING CALIFORNIA INC
filed 2007-11-19
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2007
                               ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------

                      Commission File Number: 333-59114

                          TIME LENDING, CALIFORNIA, INC
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

            Nevada                                           33-0730042
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                 1580 N. Batavia #2, Orange, California        92867
    -----------------------------------------------------    --------------
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

Yes [ ]           No [X]

The number of shares of the registrant's common stock as of September 30, 2007:
23,297,595 shares.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2007. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2007 and its results of operations and its cash flows for the three months ended September 30, 2007 and 2006.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 2007

                                                                         June 30,
                                                           (Unaudited)     2007
                                  ASSETS                    ---------    ---------
CURRENT ASSETS
Cash and Cash equivalents                                   $ 471,203    $ 501,037
                                                            ---------    ---------
Total current assets                                          471,203      501,037

Fixed assets,
     Net Fixed Assets                                          20,773       20,773
                                                            ---------    ---------
     Total Fixed Assets                                        20,773       20,773
                                                            ---------    ---------
                                                            $ 491,976    $ 521,770
TOTAL ASSETS                                                ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                            $  15,968    $  36,455
Accounts payable - related parties                            447,386      447,386
Accrued expenses                                               23,906       25,357
                                                            ---------    ---------
Total Current Liabilities                                     487,257      509,197
                                                            ---------    ---------
TOTAL LABILITIES                                            $ 487,257    $ 509,197
                                                            ---------    ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 22,817,040 issued and outstanding,
  in June and September 2007.                                  22,817       22,817

Additional Paid-in Capital                                    132,031      132,031
Retained earnings (deficit)                                  (150,129)    (142,275)
                                                            ---------    ---------
Total stockholders' equity                                      4,719       12,573
                                                            ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 491,976    $ 521,770
                                                            =========    =========

                                            4

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN
                                                           (Unaudited)
                                                         3 Months Ended
                                                          September 30:
                                                      2007              2006
                                                   ------------     ------------
Revenue:
Marketing income                                   $     47,827     $    206,669
Loan income                                              18,092           50,139
                                                   ------------     ------------
Total Revenue                                            65,919          256,808

Expenses:
General & marketing expense                              75,550          204,026
General and administrative                                4,437            4,390
                                                   ------------     ------------
Total expenses                                           79,978          208,416
                                                   ------------     ------------
Other Income
Interest                                                  6,214            1,942
                                                   ------------     ------------
Net income                                         $     (7,854)    $     50,334
                                                   ============     ============

Loss per common share, basic and diluted           $          *     $          *
                                                   ============     ============

Weighted average common shares outstanding           22,817,400       22,813,996
                                                   ============     ============
  * Less than $.01 value
                                       5

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                              Three Months Ended
                                                                 September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                         2007             2006
                                                         ------------    ------------
Net income                                               $     (7,854)   $     50,334
Adjustments to reconcile net loss to net cash
  used in operating activities                                     --              --
Depreciation and amortization                                      --              --
Issuance of stock for Compensation                                 --              --
(Increase) in Notes Receivable                                     --
Increase (decrease) in Accounts payable                       (20,526)         (5,247)
Increase (decrease) in Accounts payable- related party             --         (14,888)
Increase (decrease) in Accrued Liabilities                     (1,454)             --
                                                         ------------    ------------
Net cash used by operations                                   (29,834)         30,172
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                   --              --
                                                         ------------    ------------
Net cash provided by financing activities                          --              --
                                                         ------------    ------------
Net Increase in Cash and Cash Equivalent                      (29,834)         30,172

Cash and Cash Equivalents at Beginning of Year                501,037         532,618
                                                         ------------    ------------
Cash and Cash Equivalents at End of Year                 $    471,203    $    562,790
                                                         ============    ============

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services          $         --              --
                                                         ============    ============





   Consolidated Statement of Stockholders' Equity (Deficit)



                                                  COMMON STOCK        Additional     Retained       Total
                                            -----------------------    Paid-in       Earnings    Stockholders'
                                              Shares       Amount      Capital       (Deficit)      Equity
                                            ----------   ----------   ----------    ----------    ----------

July 1, 2000                                 4,000,000   $    4,000   $   (3,999)   $       --    $        1

Issuance for stock for Cash June 15, 2001    1,000,000        1,000         (750)           --           250

Net Loss for Year                                   --           --           --        (7,508)       (7,508)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2001                      5,000,000        5,000       (4,749)       (7,508)       (7,257)

Net Profit for Year                                 --           --           --         2,252         2,252
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2002                      5,000,000        5,000       (4,749)       (5,256)       (5,005)
                                            ----------   ----------   ----------    ----------    ----------

Issuance of stock for services 5/03          4,800,000        4,800       (3,600)           --         1,200

Net Loss for Year                                   --           --           --        (3,299)       (3,299)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2003                      9,800,000   $    9,800   $   (8,349)   $   (8,555)   $   (7,104)
                                            ==========   ==========   ==========    ==========    ==========
Issuance of stock for compensation             200,000          200         (150)           --            50

Issuance of stock for cash                     222,000          222       10,978            --        11,200

Issuance of stock for compensation             828,000          828        7,452            --         8,280

Issuance of stock for cash                     116,000          116        5,684            --         5,800

Issuance of stock for compensation           1,600,000        1,600       14,400            --        16,000

Net Loss for Year                                   --           --           --        (5,279)       (5,279)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2004                     12,766,000   $   12,766   $   30,015    $  (13,834)   $   28,947
                                            ----------   ----------   ----------    ----------    ----------
Issuance of stock for compensation          10,004,000       10,004       90,016            --       100,020
Net Loss for Year                                   --           --           --       (88,159)      (88,159)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2005                     22,770,000       22,770      120,031      (101,993)   $   40,808
                                            ----------   ----------   ----------    ----------    ----------
Issuance of stock for cash                      47,040           47       12,000            --        12,047
Net Profit for Year                                 --           --           --         1,000         1,000

Balance - June 30, 2006                     22,817,040   $   22,817   $  132,031    $ (100,993)   $   53,855
                                            ----------   ----------   ----------    ----------    ----------

Net Profit for Year                                 --           --           --       (41,282)      (41,282)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2007                     22,817,040   $   22,817   $  132,031    $ (142,275)   $   12,573
                                            ----------   ----------   ----------    ----------    ----------

Net Loss for the period.                            --           --           --        (7,854)       (7,854)
                                            ----------   ----------   ----------    ----------    ----------
Balance September 30, 2007                  22,817,040   $   22,817   $  132,031    $ (150,129)   $    4,719
                                            ==========   ==========   ==========    ==========    ==========
All stock has been adjusted for a 1/2
Forward split in May 2005.



                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 1  - Presentation of Interim Information:
          -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three ended September 30, 2007 and 2006, and cash flows for the three-months ended September 30, 2007 and 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2007.

Note 2- Capital Stock Tranactions:

The Company has authorized 200,000,000 shares of Common Stock at par value of $.001 and 20,000,000 shares Of Preferred Stock at a par value of $.001. For the three months ended September 30, 2007 no additional shares of Common have been issued and no shares of Preferred have been issued.

Note 3 -  Subsequent Events

The Company has signed a letter of intent to enter into a share exchange transaction with Boomj.com, Inc. The Terms of the proposed transaction have been disclosed on 8- K filed on October 16, 2007. The Company held 500,000 shares of common stock in Time Management, Inc, 500,000 shares of Time Marketing Associates Inc., and 500,000 shares of Tenth Street Inc. This represented 50% interest in each of these companies. The Board of Directors and The majority od shareholders voted to distribute these shares to the Time Lending California, Inc. shareholders of record on October 27, 2007.

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

Three months ended September 30, 2007 compared to three months ended September 30, 2006 (Unaudited).

During the three months ended September 30, 2007, the mortgage market has fallen sharply as reported by the Mortgage Bankers Association of America. Mortgage rates began to rise. With the demise of the sub-prime market the direct mail marketing segment, which is targeted to mortgage brokers, came to a near standstill. Loan commissions declined as the mortgage secondary market was in disarray.

Total income for the three months ended September 30, 2007 was $65,919 a decrease of (76.86%), or ($158,842), compared to the $256,808 for the three months ended September 30, 2006.

Expenses. Total expenses decreased (61.6%) or ($128,429) to $ 79,987 for the three months ended September 30, 2007, compared to $208,416 for the three months ended September 30, 2006. Most of the decrease was the result of marketing sales cost and decreased printing and mailing costs.

Net profit/(loss) before tax. The (loss) for the three months ended September 30, 2007 was ($ 7,854), an decrease of 115.6%, or $58,188 compared to a profit of $50,334 for the three months ended September 30, 2006.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended September 30, 2007 decreased (76.9%) or ($158,842) to $47,827, compared to the three months ended September 30, 2006 total of $206,669. The mortgage market slowed during this quarter and revenue dropped.

Expenses. Expenses for this segment were $52,877 for the three months ended September 30, 2007. This represents paying fixed overhead that was not covered by revenues.

Profit (Loss) contribution. Profit (Loss) contribution from the marketing segment was ($5,050)for the three months ended September 30, 2007. The printing production was at a near stand still. There is no prospect for a return before the second quarter of calendar 2008.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Michael F. Pope is a licensed broker.

Income: Loan broker income was $18,092 for the three months ended September 30, 2007. This was an decrease of ($32,047), compared to the three months ended September 30, 2006 of $50,139.

Expenses. Expenses for the lending segment were $20,896 for the three months ended September 30, 2007.

Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended September 30, 2007 was ($2,804).

Real estate segment. There was no revenue for this segment this quarter.

Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures


The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of September 30, 2007, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation as of September 30, 2007, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls. 10

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

None
ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  -  OTHER INFORMATION

The Company has signed a letter of intent to enter into a share exchange transaction with Boomj.com, Inc. The termsof the proposed transaction have been disclosed on 8- K filed on October 16, 2007. The Company held 500,000 shares of common stock in Time Management, Inc, 500,000 shares of Time Marketing Associates Inc., and 500,000 shares of Tenth Street Inc. This represented 50% interest in each of these companies. The Board of Directors and The majority od shareholders voted to distribute these shares to the Time Lending California, Inc. shareholders of record on October 27, 2007.

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

Date:    November 19, 2007                 TIME LENDING, CALIFORNIA, INC.

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