Form 10QSB
period 2007-12-31
TIME LENDING CALIFORNIA INC
filed 2008-02-21
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2007
                               ---------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock as of December 31, 2007:
24,398,483 shares.

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

                                     PART I
                               FINANCIAL INFORMATION
                          TIME LENDING CALIFORNIA, INC

                        Three-Months Ended December 31, 2007
                                   (Unaudited)


                            TIME LENDING CALIFORNIA, INC.
                              CONSOLIDATED BALANCE SHEET
                                  December 31, 2007
                                                                           Audited
                                                                           June 30,
                                                             (Unaudited)     2007
                                                              ---------    ---------
CURRENT ASSETS
Cash and Cash equivalents                                     $ 275,300    $ 501,037
                                                              ---------    ---------
Total current assets                                            275,300      501,037

Fixed assets,
     Net Fixed Assets                                            20,733       2O,773
                                                              ---------    ---------
     Total Fixed Assets                                          20,733       2O,773
                                                              ---------    ---------
                                                              $ 296,033    $ 521,770
TOTAL ASSETS                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $  38,265    $  36,455
Accounts payable - related party                                265,819      447,386
Accrued expenses                                                      0       25,357

                                                              ---------    ---------
Total Current Liabilities                                       304,084      509,197
                                                              ---------    ---------
TOTAL LABILITIES                                              $ 304,084    $ 509,197
                                                              ---------    ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, 10,000 shares issued and outstanding
 At December 31, 2005.
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 22,817,040 issued and outstanding at
  June 30, 2007 and 24,398,483 at December 2007.                 24,398       22,817

Additional Paid-in Capital                                      144,683      132,031
Retained earnings (deficit)                                    (177,132)    (142,275)
                                                              ---------    ---------
Total stockholders' equity                                       (8,051)      12,573
                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 296,033    $ 521,770
                                                              =========    =========



                                       TIME LENDING CALIFORNIA, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                             PERIODS AS SHOWN


                                                      (Unaudited)                   (Unaudited)
                                                    3 Months Ended                 6 Months Ended
                                                      December 31:                   December 31:
                                                 2007            2006           2007             2006
                                             ------------    ------------    ------------    ------------
Revenue:
Marketing income                             $     41,363    $    201,641    $     89,190    $    401,612
Loan income                                         7,436          67,913          25,528         119,220
                                             ------------    ------------    ------------    ------------
Total Revenue                                      48,799         269,554         114,718         520,832

Expenses:
Operating costs & marketing expense                55,115         289,753         130,665         489,156
General and administrative                         20,687           4,132          25,124           7,614
                                             ------------    ------------    ------------    ------------
Total expenses                                     75,802         293,885         155,789         496,770
                                             ------------    ------------    ------------    ------------
Other Income
Interest                                                0           2,053           6,214           3,994
                                             ------------    ------------    ------------    ------------
Net income                                   $    (27,003)   $    (22,278)   $    (34,857)   $     28,056
                                             ============    ============    ============    ============


Loss per common share, basic and diluted     $          *    $          *    $          *    $          *
                                             ============    ============    ============    ============

Weighted average common shares outstanding     23,092,074      22,817,040      22,054,557      22,817,040
                                             ============    ============    ============    ============
  * Less than $.01 value







                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                              Six Months Ended
                                                                December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                          2007        2006
                                                           ---------    ---------

Net income                                                 $ (34,857)   $  28,056

Issuance of Stock for compensation                            14,233           --
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                     --        6,009
 (Increase)in Accounts Receivable                                 --           --
 (Increase) in Notes Receivable                                   --           --
 Increase (decrease) in Accounts payable - Related party    (181,567)          --
 Increase (decrease) in Accounts payable                       1,811       (5,294)
 Increase (decrease) in Deferred Revenue                          --           --
 (Decrease) in Accrued expenses                              (25,357)          --
                                                           ---------    ---------
Net cash used in operating activities                       (225,737)       8,609

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Assets                                              --           --
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on Note Receivable                                      --           --
                                                           ---------    ---------
Net cash provided by financing activities                         --           --
                                                           ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalent         (225,737)       8,609

Cash and Cash Equivalents at Beginning of Year               501,037      532,616
                                                           ---------    ---------
Cash and Cash Equivalents at End of Year                   $ 275,300    $ 541,225
                                                           =========    =========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services            $      --           --
                                                           =========    =========



                                                   TIME LENDING, CALIFORNIA, INC.
                                           Consolidated Statements of Stockholder's Equity
                                                          December 31, 2007
                                                             (Unaudited)


                                 Preferred Stock              Common Stock              Additional
                              ----------------------   ----------------------------      Paid-in        Retained      Stockholders'
                              # of Shares    Amount     # of Shares       Amount         Capital         Earnings         Equity
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------

July 1, 2000                          --          --      4,000,000    $      4,000    $     (3,999)   $         --    $          1

Issuance for stock
  for Cash June 15, 2001              --          --      1,000,000           1,000            (750)             --             250

Net Loss for Year                     --          --             --              --              --          (7,508)         (7,508)
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------

Balance-June 30, 2001                 --          --      5,000,000           5,000          (4,749)         (7,508)         (7,257)

Net Profit for Year                   --          --             --              --              --           2,252           2,252
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------

Balance-June 30, 2002                 --          --      5,000,000           5,000          (4,749)         (5,256)         (5,005)
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------

Issuance of stock for
  compensation                        --          --      4,800,000           4,800          (3,600)             --           1,200
Net Loss for Year                     --          --             --              --              --          (3,299)         (3,299)
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------

Balance - June 30, 2003                                   9,800,000    $      9,800    $     (8,349)   $     (8,555)   $     (7,104)
                                                       ============    ============    ============    ============    ============
Issuance of stock for
  compensation                        --          --        200,000             200            (150)             --              50
Issuance of stock for
  cash                                --          --        222,000             222          10,978              --          11,200
Issuance of stock for
  compensation                        --          --        828,000             828           7,452              --           8,280
Issuance of stock
  for cash                            --          --        116,000             116           5,684              --           5,800
Issuance of stock
  for compensation                    --          --      1,600,000           1,600          14,400              --          16,000
Net Loss for Year                     --          --             --              --              --          (5,279)         (5,279)
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------
Balance - June 30, 2004               --          --     12,766,000    $     12,766    $     30,015    $    (13,834)   $     28,947
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------
Issuance of stock
  for compensation                    --          --     10,004,000          10,004          90,016              --         100,020
Net Loss for Year                     --          --             --              --              --         (88,159)        (88,159)
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------
Balance - June 30, 2005                                  22,770,000    $     22,770    $     12,031    $   (101,993)   $     40,808
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------

Issuance of stock for cash            --          --         47,040              47          12,000              --          12,047
Net Loss for period                   --          --             --              --              --           1,000           1,000
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------

Balance - June 30, 2006                                  22,817,040         22,817          132,031        (100,993)         53,855
                                                       ------------   ------------     ------------    ------------    ------------
Net Profit for the Year                                          --             --               --         (41,282)        (41,282)
                                                       ------------   ------------     ------------    ------------    ------------

Balance-June 30, 2007                                    22,817,040   $     22,817     $    132,031    $   (141,275)   $     12,573

Issuance of stock for cash            --          --      1,581,443           1,581          12,652              --          14,233
Net Loss for period                   --          --             --              --              --         (17,470)        (17,470)
                               ---------   ---------   ------------    ------------    ------------    ------------    ------------
Balance-December 31, 2007                                24,398,483         24,398          144,683        (177,132)         (8,051)
                                                       ============   ============     ============    ============    ============

All stock has been adjusted for a 4 to 1 (for each share held 3 more were issued) Forward split in May 2005.

                                                            7

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)

Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Time Lending California, Inc. (the "Company"), the accompaning unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2007 and the results of operations for the three and six-months ended December 31, 2007 and 2006, and cash flows for the six-months ended December 31, 2007 and 2006. Interim results are not necessarily indicative of results for a full year.

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

Company Overview

       Time Lending is engaged in business as a mortgage broker to originate first and second loans secured by real estate through deeds of trust and mortgages. Time Lending is engaged in the business of direct mail marketing under the dba Signature Marketing. It's mailing piece generates mortgage leads for mortgage broker and lender clients across the country.

       Three months and Six months ended December 31, 2007 compared to three and six months ended December 31, 2006 (Unaudited).

       During the three months ended December 31, 2007, the mortgage market volume of new refinance originations decined about 80% with the decline of the subprime mortgage market Sixty percent of the lenders went out of business. As a result our direct mail marketing segment, which is targeted to mortgage brokers, all but stopped.


       Total income for the three months ended December 31, 2007 was $48,799 an decrease of (22.8)%, or ($220,755), compared to the $269,554 for the three months ended December 31, 2006. Total income for the six months ended December 31, 2007 was $114,718, an decrease of (77.9)% or ($406,114), compared to the
$520,832 for the six months ended December 31, 2006.

       Expenses. Total expenses decreased (68.6%) or ($218,083) to $75,802 for the three months ended December 31, 2007, compared to $293,885 for the three months ended December 31, 2006. Most of the decrease was the result of reduced marketing sales cost and decreased printing and mailing costs. For the six months ended December 31, 2007, total expenses decreased (68.6%) or ($340,981) to $155,789 compared to the $496,770 for the six months ended December 31, 2006. Most of the decrease was the result of marketing sales cost and decreased printing and mailing costs.

       Net profit/(loss) before tax. The loss for the three months ended December 31, 2007 was $(27,003), an increase of 21.2%, or $4,725 compared to a loss of $(22,278) for the three months ended December 31, 2006. The loss for the six months ended December 31, 2007 was $(34,857), an decrease of (224.2%), or $(69,913) compared to a profit of $28,056 for the six months ended December 31, 2006.

       Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended December 31, 2007 decreased (79.5%) or ($160,278) to $41,363, compared to the three months ended December 31, 2006 total of $201,641. This was due to existing clients decreasing their mailing due to market uncertainity with the demise of the sub-prime maortgge market. The marketing segment income for the six months ended December 31, 2007 was $89,190, a decrease of (77.8%), or ($160,278), compared to the $401,612 for the six months ended December 31, 2006.

       Expenses. Expenses decreased ($160,149), or (71.5%) to $63,773 for the three months ended December 31, 2007, compared to $223,922 for the three months ended December 31, 2006. This decrease was due to the decreased mailing and printing costs. For the six months ended December 31, 2007, marketing segment expenses decreased (84.9%) or ($281,850) to $116,850, compared to $397,945 for the six months ended December 31, 2006.

       Profit (Loss) contribution. Loss contribution from the marketing segment was ($22,410), A decrease of ($129)for the three months ended December 31, 2007,compared to the $(22,281) loss contribution for the three months ended December 31, 2006. This was due to the decreased mail volume. The loss for the six months ended December 31, 2007 was $(27,460), an decrease of (60.2%), or ($41,598) compared to a loss of ($69,058) for the six months ended December 31, 2006.

       Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $7,436 for the three months ended December 31, 2007. This was an decrease of $60,477, or (89.0%), compared to the three months ended December 31, 2006 of $67,913. For the six months ended December 31, 2007, the lending segment income was $25,528, and decrease of $93,692, compared to $119,220 for the six months ended December 31, 2006.

       Expenses. Expenses for the lending segment were $12,029 an decrease of ($57,937), or (82.8%), for the three months ended December 31, 2007, compared to $69,963 for the three months ended December 31, 2006. For the six months ended December 31, 2007, lending segment expenses decreased (66.7%) or ($65,900) to $32,925 compared to $98,825 for the six months ended December 31, 2006.

       Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended December 31, 2007 was $(4,593), a decrease of $(2,540), compared to a loss of $(2,053) for the three months ended December 31, 2006. This was a result of decreased loan volume. The loss for the six months ended December 31, 2007 was ($7,397), an decrease of $40,792 compared to a profit of $20,395 for the six months ended December 31, 2006.


       Real estate segment. There was no revenue for this segment this quarter.

       Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

       Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2006 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter Ended December 31, 2007, 1,581,443 shares of common stock were issued to consultants and advisors as compensation. There was no cash proceeds.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5  -  OTHER INFORMATION

The letter of intent to merge with Boomj.com expired with no action. Boomj.com merged with another company subsequently. The Time Lending Board of Directors continues its search for a merger candidate. The shares held by Time Lending California in Time Marketing Associates Inc., Time Management Inc, and Tenth Street Inc have been issued to the Time Lending Shareholders of record and will be distributed. See 8K dated November 7, 2007.

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


b) Reports on 8K during the quarter: There was a filings on Form 8-K dated November 7, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2007                TIME LENDING, CALIFORNIA, INC.

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