Form 10QSB
period 2008-03-31
TIME LENDING CALIFORNIA INC
filed 2008-05-15
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2008

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

Yes [ ]           No [X]


The number of shares of the registrant's common stock as of March 31, 2007:
24,398,483 shares.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2007. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2008 and its results of operations and its cash flows for the nine months ended March 31, 2008.


                             TIME LENDING CALIFORNIA, INC.
                                     BALANCE SHEET
                                     March 31, 2008

                                                                             June 30,
                                                              (Unaudited)      2007
                                    ASSETS                    ---------      ---------
CURRENT ASSETS
Cash and Cash equivalents                                     $ 293,165      $ 501,037
                                                              ---------      ---------
Total current assets                                            293,165      $ 501,037

Fixed assets,
     Net Fixed Assets                                            20,733         20,733
                                                              ---------      ---------
     Total Fixed Assets                                          20,733         20,733
                                                              ---------      ---------
                                                              $ 313,898      $ 521,770
TOTAL ASSETS                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $  18,241      $  36,454
Accounts payable - related parties                              261,477        447,386
Notes Payable - related parties                                  50,000              0
Accrued expenses                                                 21,143         25,357
                                                              ---------      ---------
Total Current Liabilities                                       350,861        509,197
                                                              ---------      ---------
TOTAL LABILITIES                                              $ 350,861      $ 509,197
                                                              ---------      ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 20,000,000 shares
 Authorized, 0 shares issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 24,398,483 issued and outstanding,
  in June 30, 2007 and 22,817,040 issued and outstanding,        24,398         22,817
  June 30, 2007
Additional Paid-in Capital                                      144,683        132,031
Retained earnings (deficit)                                    (206,044)      (142,275)
                                                              ---------      ---------
Total stockholders' equity                                      (36,963)        12,573
                                                              ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 313,898      $ 521,770
                                                              =========      =========



                                            4


                                         TIME LENDING CALIFORNIA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                               PERIODS AS SHOWN

                                                      (Unaudited)                  (Unaudited)
                                                     3 Months Ended                9 Months Ended
                                                        March 31:                     March 31:
                                                   2008            2007           2008           2007
                                               ------------   -------------   ------------  -------------
INCOME
Marketing income                               $    131,459    $    339,764   $    220,649   $    741,376
Loan income                                               0          38,459         25,528        157,679
                                               ------------    ------------   ------------   ------------
Total income                                        131,459         378,223        246,177        899,055
COST AND EXPENSES
Loan officers commissions                                --           2,455             --          2,455
Operating costs & marketing expense                 137,143         360,332        267,808        849,488
General and administrative                           23,228          32,516         48,352         34,120
                                               ------------    ------------   ------------   ------------
Total operating expenses                            160,371         395,302        316,160        886,063
                                               ------------    ------------   ------------   ------------
OTHER INCOME                                             --           1,357          6,214          5,351
   Interest Income                             ------------   -------------   ------------  -------------

Net income(loss)                                    (28,912)        (15,722)      (63,769)         18,343
                                               ============    ============   ============   ============
Profit (Loss) per common share, basic          $      (0.01)   $       0.01   $     (0.01)   $       0.01
                                               ============    ============   ============   ============

Basic Weighted average shares outstanding        24,398,483      22,817,040     23,432,365     22,817,040
                                               ============    ============   ============   ============


                                       5

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               Indirect Method

                                                        Nine months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                 3/31/2008      3/31/2007
                                                     ----------    ----------

Net income                                             $(63,769)  $    12,334
Issuance of stock for Compensation                           --            --
Adjustments to reconcile net loss to net cash
  used in operating activities
 Stock Issued for services                               14,233            --
 Changes in assets and liabilities
  Depreciation and amortization                               -         6,009
 (Increase) in Accounts Receivable                           --            --
 (Increase) in Notes Receivable                              --            --
  (Decrease) in Accounts payable                        (18,213)       (5,272)
  (Decrease)in Accounts Payable-Related Party          (185,909)      (28,048)
    Increase prepaid marketing                                 --            --
  Increase(Decrease)in Accrued expenses                  (4,214)         (230)
                                                     ----------    ----------
Net cash used in operating activities                  (257,872)      (15,207)

Cash Flows from Investing Activities
      Purchase of Assets                                     --            --
                                                     ----------    ----------
Net cash flows used for Investing Activities                 --            --

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Notes Payable  related party         50,000            --
                                                     ----------    ----------
Net cash provided by financing activities                    --            --
                                                     ----------    ----------
Net Increase in Cash and Cash Equivalent               (207,872)      (15,207)

Cash and Cash Equivalents at Beginning of Year          501,037       532,618
                                                     ----------    ----------
Cash and Cash Equivalents at End of Period           $  293,165    $  517,411
                                                     ==========    ==========

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
  Interest                                           $       --    $       --
  Income Taxes                                       $       --    $       --
                                                     ==========    ==========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services      $   14,233    $       --
                                                     ==========    ==========



                                             TIME LENDING, CALIFORNIA, INC.
                                     Consolidated Statements of Stockholder's Equity
                                                     March 31, 2008
                                                       (Unaudited)
                           Preferred Stock           Common Stock            Additional
                           -------------   -------------------------      Paid-in        Retained       Stockholders'
                    # of Shares     Amount   # of Shares     Amount        Capital        Earnings          Equity
                    ---------  -----------   ----------     ----------     ----------      ----------      ----------
July 1, 2000                --          --    4,000,000     $   4,000     $  (3,999)     $      --      $       1
                      ---------  ---------    ---------     ---------     ---------      ---------      ---------

Issuance for stock
for Cash June 15, 2001      --          --    1,000,000         1,000          (750)            --            250

Net Loss for Year           --          --           --            --            --         (7,508)        (7,508)
                      ---------  ---------    ---------     ---------     ---------      ---------      ---------

Balance-June 30, 2001       --          --    5,000,000         5,000        (4,749)        (7,508)        (7,257)

Net Profit for Year         --          --           --            --            --          2,252          2,252
                                               ---------     ---------     --------       --------       ---------

Balance-June 30, 2002       --          --    5,000,000         5,000        (4,749)        (5,256)        (5,005)
                                              ----------    ----------    ---------      ---------      ---------

Issuance of stock for       --          --    4,800,000         4,800        (3,600)            --          1,200
compensation
Net Loss for Year           --          --           --            --            --         (3,299)        (3,299)
                                              ----------    ---------     ---------      ---------      ---------

Balance - June 30, 2003                       9,800,000     $   9,800     $  (8,349)     $  (8,555)     $  (7,104)
                                              =========     =========     =========      =========      =========
Issuance of stock for       --          --      200,000           200          (150)            --             50
compensation
Issuance of stock for       --          --      222,000           222        10,978             --         11,200
cash
Issuance of stock for       --          --      828,000           828         7,452             --          8,280
compensation
Issuance of stock for       --          --      116,000           116         5,684             --          5,800
cash
Issuance of stock for       --          --    1,600,000         1,600        14,400             --         16,000
compensation
Net Loss for Year           --          --           --            --            --         (5,279)        (5,279)
                      ---------  ---------    ---------     ---------     ---------      ---------      ---------
Balance-June 30, 2004       --          --    12,766,00     $  12,766     $  30,015      $ (13,834)     $  28,947
                      ---------  ---------    ---------     ---------     ---------      ---------      ---------
Issuance of stock for       --          --   10,004,000        10,004        90,016             --        100,020
compensation
Net Loss for Year                       --            -            --            --        (88,159)       (88,159)
                      --------- ----------    ---------     ---------     ---------      ---------      ---------
Balance - June 30, 2005                      22,770,000       $22,770      $120,031      $(101,993)    $   40,808
                                              ---------     ---------     ---------      ---------      ---------

Issuance of stock           --          --       47,040            47        12,000             --         12,047
for cash                    --          --           --            --            --             --             --
Net Loss for period         --          --           --            --            --          1,000          1,000
                                              ---------     ---------     ---------      ---------      ---------

Balance - June 30, 2006                      22,817,040        22,817       132,031       (100,993)        53,855
                                              ---------     ---------     ---------      ---------      ---------
Net Profit for the Year                              --            --            --        (41,282)       (41,282)
                                              ---------     ---------     ---------      ---------      ---------

Balance-June 30, 2007                        22,817,040     $  22,817     $ 132,031     $ (142,275)    $   12,573

Issuance of stock           --          --    1,581,443         1,581        12,652             --         14,233
for compensation            --          --           --            --            --             --             --
Net Loss for period         --          --           --            --            --        (63,769)       (63,769)
                                              ---------     ---------     ---------      ---------      ---------
Balance-March 31, 2008                       24,398,483       $24,398      $144,683      $(206,044)      $(36,963)
                        =========  =========  =========     =========      ========      =========       ========


All stock has been adjusted for a 4 to 1
(for each share held 3 more were issued)
Forward split in May 2005.


                                                                7

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

Note 1  - Presentation of Interim Information:
          -----------------------------------

In the opinion of the management of Time Lending, California, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three and nine-months ended March 31, 2008 and 2007, and cash flows for the nine-months ended March 31, 2008 and 2007 and cash flows for the nine- months ended March 31, 2008. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2007.

Note 2- Capital Stock Transactions:

The Company has authorized 200,000,000 shares of Common Stock at par value of $.001 and 20,000,000 shares Of Preferred Stock at a par value of $.001. For the nine months ended March 31, 2008 1,581,443 shares of Common have been issued for services and no shares of Preferred have been issued.

Note 3 - Notes Payable  - Related Parties.

A $50,000 note payable issued to Mike Pope and Philip La Puma on a straight note 2 year term at 5% annual interest.

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

Company Overview

     Time Lending is engaged in business as a mortgage broker to originate first and second loans secured by real estate through deeds of trust and mortgages. Time Lending is engaged in the business of direct mail marketing under its dba. Signature Marketing. It's mailing pieces generates mortgage leads for mortgage broker and lender clients across the country. Signature Marketing has added a new web site www.signaturemktg.net and a new product line in telemarketing for Commercial Insurance Agencies.



THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2007 (Unaudited).

     During the three months ended March 31, 2008, the mortgage market originations declined 10% from the same period in 2007, as reported by the Mortgage Bankers Association of America. Mortgage rates continued to move down. The Federal Reserve lowered short term rates resulting in 5.25% Prime Rate, down from 8.25% a year ago. As a result our direct mail marketing segment, which is targeted to mortgage brokers, continued its decline.

     Total revenue for the three months ended March 31, 2008 was $131,459, an decrease of (65.2%), or ($246,764), compared to the $378,223 for the three months ended March 31, 2007. Total revenue for the nine months ended March 31, 2008 was $246,177, an decrease of (72.6%), or ($652,878), compared to the
$899,055 for the nine months ended March 31, 2007. Other income (Interest income)for the three months ended March 31, 2008 was $0, an decrease of (100%), or ($1,357), compared to the $1,357 for the three months ended March
31, 2007. Other income(Interest income) for the nine months ended March 31, 2007 was $6,214, an increase of (15.1%), or $863, compared to the $5,351 for the nine months ended March 31, 2007.

     Expenses. Total expenses decreased (59.4%) or ($234,931) to $160,371 for the three months ended March 31, 2008, compared to $395,302 for the three months ended March 31, 2007. Most of the decrease was the result of marketing sales cost and decreased printing and mailing costs. For the nine months ended March 31, 2008, total expenses decreased (64.3%) or $(569,903) to $316,160 compared to the $886,063 for the nine months ended March 31, 2007. .

     Net profit/(loss) before tax. The loss for the three months ended March 31, 2008 was $(28,912), a decrease of (83.9%), or $(13,190) compared to a loss of $(15,722) for the three months ended March 31, 2007. For the nine months ended March 31, 2008, the loss was $(63,769) compared to a $18,343 profit for the none months Ended March 31, 2007, a decrease of ($82,112) or (447.7%).

     Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. Income: the income for the marketing segment for three months ended March 31, 2008 decreased (61.3%) or $(220,649) to $131,459, compared to the three months ended March 31, 2007 total of $339,764. This was due to a general decline in mailing the mortgage market continued its decline. The marketing segment income for the nine months ended March 31, 2008 was $220,649, a decrease of (70.2%), or $(520,727), compared to the $741,376 for the nine months ended March 31, 2007.

     Expenses. Expenses decreased ($216,646), or (54.8)% to $147,889 for the three months ended March 31, 2008, compared to $364,535 for the three months ended March 31, 2007. This decrease was due to the decrease mailing and printing costs. Expenses for this segment for the nine months ended March 31, 2008 were $271,331, a decrease of $(489,096) or (64.32)% compared to $760,427 for the nine months ended March 31, 2007.

     Profit (Loss) contribution. Profit contribution from the marketing segment was $(16,430), a increase of $8,341 or 33.7% for the three months ended
March 31, 2008, compared to the $(24,771 loss for the three months ended March 31,2007. Profit contributions for the nine months ended March 31, 2008 was ($50,682) down ($71,029) from $20,347 for the nine months ended March 31, 2007.

     Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income: loan broker income was $0 for the three months ended March 31, 2008. This was an decrease of $(38,459), or (100.0)%, compared to the three months ended March 31, 2007 of $38,459. The lending segment income for the nine months ended March 31, 2008 was $25,528, an decrease of (83.8%), or ($132,151), compared to the
$157,679 for the nine months ended March 31, 2007.

     Expenses. Expenses for the lending segment were $12,482 a decrease of $(18,285), or (59.4%), for the three months ended March 31, 2008, compared to $30,767 for the three months ended March 31, 2007. Expenses for this segment for the nine months ended March 31, 2008 were $44,829, an decrease of ($86,816) or (65.9%) compared to $131,645 for the nine months ended March 31, 2007.

     Profit (loss) contribution. Profit (loss) contribution for the lending segment for three months ended March 31, 2008 was ($12,482), an decrease of ($20,174), compared to a profit of $7,692 for three months ended March 31,2007. Profit contribution for the nine months ended March 31, 2008 was($19,301) down ($45,335) from $26,034 for the nine months ended March 31, 2007.

     Real estate segment. There was no revenue for this segment this quarter.

     Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 3. Controls and Procedures

     The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation as of March 31, 2008, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation as of March 31, 2008, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

None

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

For the nine months ended March 31, 2008 1,581,443 shares of Common have been issued for services and no shares of Preferred have been issued.


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

None
ITEM 6

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended March 31, 2008.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 15, 2008                 TIME LENDING, CALIFORNIA, INC.

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