Form 10KSB
period 2008-06-30
TIME LENDING CALIFORNIA INC
filed 2008-10-14
CIK 1137005

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 2008

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


Yes [ ]           No [X]

         The registrant's revenues for its most recent fiscal year were
 $368,212.
..

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock at $0.05 per share as of September 15, 2008 was $166,606.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 24,398,040 as of September 15, 2008.
The registrant has no outstanding non-voting common equity.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================
And

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

SUBSIDIARIES OF TIME LENDING

         Time Lending owns 50% of three subsidiaries. The remaining shares are owned equally by Mike Pope and Philip La Puma.

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

         Time Lending's direct marketing division (d.b.a.: Signature Marketing) is a full service direct mail, and telemarketing service which prints and mails mortgage solicitations to potential home borrowers on behalf of mortgage companies to generate mortgage leads to help them increase their mortgage business and tele-markets for commercial insurance agencies. We do not have any agreements with mortgage companies to provide them with direct mail marketing. Typically, a mortgage service company would order a mailing and pay for it upon the order. The direct mail segment generates revenues on a per mailing or per job basis. Each mailing is paid in advance and includes printing of the mailing piece, imprinting an address and taking the batch to the post office for mailing. All mailings are made out of the Orange, California post office and may be sent to any state. Additional revenues are generated through the sale of address list obtained from national list companies. Time Lending's mortgage division also uses the direct mail division to increase its loan business. The direct mail division consults with mortgage companies to determine how much mail they need to send and what loan programs to offer, as well as what geographical and demographic areas will provide the best results. The expanded marketing requirements of our business plan will allow for seizing the opportunity in the current market brought about by lower long term interest rates.

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

COMPETITION

         The competition in each segment is as always strong, yet, we are able to remain competitive in price and service. Management with its combined fifty years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now in significant decline from last year. Mortgage interest rates are around 6.5% and should increase to about 6.7% by year end. We believe that year 2008 will be a down mortgage refinance year. Our opinion is based upon the Mortgage Banking Association publishes statistics and forecasts of mortgage originations on a national basis on their web site www.mbaa.org. The MBA charts show originations declining for the remainder of the year and through 2009. In our opinion, in this type of market, the major problem is competition for a smaller market. Many brokers have gone out of business with the drop in real estate values and the lack of sub prime lenders.

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

         The direct mail business of Time Lending concentrates on providing mailings for small to medium sized mortgage broker of which there are many thousands across the country. There are many direct mailers that can service this market, but we are one of a few that consistently advertise in the mortgage trade magazines that cater to this market nationally. Our client base reaches to most states in the country and will grow through continued advertising that we currently do. We also maintain competitive prices and good service, but the market has shrunk and the direct mail business will be down again for this next year.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

         Our facility in Orange, California is 2300 square feet of office and production Space which includes the workplace for the computers and printers used for addressing and mailing the direct mail pieces. We maintain our executive and administrative offices in the Orange, California facility. We moved to this facility in December 2005. It provides increased space at a lower rent. Our lease payments in fiscal 2008 were $27,975. The facility in Orange, California is leased though December 2009.

         We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available after January 2009. We have no assurance that future terms would be as favorable as our current terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         During the year ended June 30, 2008, no matters were submitted to a vote of our common stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

         Our common stock trades on NASD's over-the-counter market, the Bulletin Board under the symbol "TIML". Our common stock has been trading sporadically since August, 2004. As of September 15, 2008 there were 85 holders of our common stock. The closing price of our common stock as of September 15, 2008 was $0.05 per share. As of May 20, 2005, we effected a 4-for-1 forward stock split of our common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split.

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

RECENT SALES OF UNREGISTERED SECURITIES

In December 2007, 268,500 shares of common were issued for services.

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

Results of Operations

Company Overview
----------------

         Time Lending is engaged in business as a mortgage broker to originate first and second loans secured by real estate through deeds of trust and mortgages. It's Signature Marketing Division does direct mail for mortgage companies. This business has slowed significantly from prior years because of the melt down of financial markets. Signature has turned to a new market, tele-marketing for commercial insurance agencies. This insurance marketing was initiated January 2008 and the results below reflect 6 months only.



RESULTS OF OPERATIONS

                                                Fiscal Year Ended
                                   June 30, 2006   June 30, 2007   June 30, 2008
                                    ------------    ------------   ------------

Total Revenues                      $  4,728,311   $  1,036,361   $     392,673

Total Expenses                      $  4,727,311   $  1,077,643   $     436,660

Net Income(Loss)                    $      1,000   $    (41,282)  $     (43,988)

Weighted Average Stock Outstanding    22,793,584     22,793,584      23,589,299

Earnings (Loss)per Share before
 Tax                                $         (*)   $         (*)  $         (*)
___________
*Less than $.01


Time Lending's Fiscal Year Ended June 30, 2008 compared to Fiscal Year Ended June 30, 2007 - Audited.
-------------------------------------------------------------------------------

Income. Total income decreased from $1,036,361 for the fiscal year ended June 30, 2007 to $392,673 for the fiscal year ended June 30, 2008 down ($643,688)
representing a (62.1%) decline. This decrease was due to decreases in revenue in our Marketing segment.

Expenses. Expenses decreased from $1,077,643 for the fiscal year ended June 30, 2007 to $436,660 for the fiscal year ended June 30, 2008 down ($640,963) representing a (59.5%) decrease. This increase in expenses was due to increase operating expenses due to decreased direct mail production and decreased postage expenses.

Net profit (loss) before tax. The net (loss) for the fiscal year ended June 30, 2008 was($43,988) a decrease of ($2,706) from the $($41,282) net loss for the fiscal year ended June 30, 2007. The reason for the decrease was due to decreased revenue.

Marketing Segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry and tele-marketing for commercial insurance agencies. This segment dropped as the mortgage market declined. Income for the marketing segment decreased ($476,535) or (56.4% to $367,145 for the fiscal year ended June 30, 2008 from $843,680 for the fiscal year ended June 30, 2007. This included insurance marketing revenue of $54,845. The reason for the revenue decrease was decreased mailing and loss of existing clients. This market decline will result in decreased revenue in the next fiscal year.

Expenses for the marketing segment. Expenses decreased ($476,873) (56.3%) to $370,414 for the fiscal year ended June 30, 2008 compared to $887,697 for the fiscal year ended June 30, 2007. This decrease was due to decreased sales and production costs. A slight increase was due to Insurance Marketing start up.

Profit (Loss)for the marketing segment. Profit (Loss) contribution from the marketing segment was ($3,269) an decrease of ($388)or (9.4%)for the fiscal year ended June 30, 2008 compared to the ($3.607) for the fiscal year ended June 30, 2007.

Lending segment. This segment is the origination and brokering of real estate Loans and other real estate activities. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income for the lending segment was $25,528 for the fiscal year ended June 30, 2008 a decrease of ($162,379), or (86.4%) compared $187,907 for the fiscal year ended June 30, 2007. This was due to decreased activity by loan agents.

Expenses for the lending segment were $66,246 an decrease of ($87,329) or(56,9%) for the fiscal year ended June 30, 2008 compared to expenses of $153,575 for the fiscal year ended June 30, 2007. This was due to decreased loan commissions paid. And decreased marketing costs.

The lending segment has a profit of $34,332 for the fiscal year ended June 30, 2007 compared to a loss of ($40,718) for the fiscal year ended June 30, 2008.
..

Management segment. This segment is the revenue and expenses associated with residential properties purchased and maintained for sale, and real estate broker activities excluding real estate loans. Income was $4,774 for the fiscal year ended June 30, 2007, there was no income in this segment for the fiscal year ended June 30, 2008.

Expenses for this segment were $76,781 for the fiscal year ended June 30, 2007. There was no expense allocated to this segment for this fiscal year.

The Management segment operating loss was ($72,007) for the fiscal year ended June 30, 2007.
This segment no longer be reported.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $268,141 at June 30, 2008. We have funded our expenses from operations.

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

                               FOR THE YEAR ENDED
                                 JUNE 30, 2008

              REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Time Lending, California, Inc.
Orange, CA

We have audited the accompanying consolidated balance sheet of Time Lending, California, Inc. and subsidiaries as of June 30, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



/s/ Jaspers + Hall, PC
Denver, Colorado
September 27, 2008

                             TIME LENDING, CALIFORNIA, INC.
                               Consolidated Balance Sheets
                                        June 30,


                                                                   2008          2007
                                                                 ---------    ---------
ASSETS:
-------

CURRENT ASSETS:
   Cash and cash equivalents                                     $ 268,141    $ 501,037
   Accounts Receivable                                              10,161            -
                                                                 ---------    ---------

TOTAL CURRENT ASSETS                                               278,302      501,037
                                                                 ---------    ---------

PROPERTY AND EQUIPMENT:
  Net of accumulated depreciation                                   15,933       20,733
                                                                 ---------    ---------

TOTAL FIXED ASSETS                                                  15,933       20,733
                                                                 ---------    ---------

TOTAL ASSETS                                                     $ 294,235    $ 521,770
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                              $  27,942    $  36,454
   Accounts payable - related parties                              258,095      447,386
   Notes Payable - employee                                         25,000            -
   Accrued expenses                                                      -       25,357
                                                                 ---------    ---------

TOTAL CURRENT LIABILITIES                                          311,037      509,197
                                                                 ---------    ---------

TOTAL LIABILITIES                                                  311,037      509,197
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY/(DEFICIT):

   Preferred stock, $.001 par value; 20,000,000 shares
    authorized, none issued and outstanding                             --           --
   Common stock, $.001 par value; 200,000,000 shares
    authorized, 22,817,040 issued and outstanding June 30,2007      24,398       22,817
    and 2008. Additional Paid-in Capital                           144,683      132,031
   Retained earnings (deficit)                                    (185,883)    (142,275)
                                                                 ---------    ---------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                               (16,802)      12,573
                                                                 ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 294,235    $ 521,770
                                                                 =========    =========


      The accompanying notes are an integral part of these financial statements.

                                          12





                         TIME LENDING, CALIFORNIA, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,

                                                       2008              2007
                                                    -----------      -----------

REVENUE:

   Marketing income                                 $   342,684      $   840,452
   Loan Origination fees                                 10,440          187,907
   Real Estate sales commissions                         15,088            4,774


TOTAL REVENUE                                           368,212        1,033,133
                                                    -----------      -----------

COSTS AND EXPENSES:

   Loan officer commissions                                 515          109,937
   Operating costs & marketing expenses                 426,838          887,697
   General and administrative                             8,928           80,009
                                                    -----------      -----------

TOTAL OPERATING EXPENSES                                436,281        1,077,643

OTHER INCOME:
   Interest Income                                       24,461            3,228
                                                    -----------      -----------

NET INCOME (LOSS)                                   $   (43,608)     $   (41,282)
                                                    ===========      ===========

BASIC PROFIT (LOSS) PER SHARE                       $        (*)     $       (*)
                                                    ===========      ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING            24,398,040       22,817,040
                                                    ===========      ===========
*Less than $.01

   The accompanying notes are an integral part of these financial statements.

                                       13





                         TIME LENDING, CALIFORNIA, INC.
                      Consolidated Statements of Cash Flows
                          For the Years Ended June 30,

                                                            2007         2007
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  (43,608)   $(41,282)
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                          4,800        4,800
      Issuance of stock for compensation                         -           --
      Changes in assets and liabilities:
           (Increase in Accounts receivable)               (10,161)           -
           (Increase) in Note receivable                        --           --
           Increase (Decrease) in Accounts payable         ( 8,512)    ( 17,314)
           (Decrease) in Accounts payable-related parties (189,291)           -
           (Increase) in Note Payable- employee             25,000           --
           Increase (Decrease) in Accrued expenses         (25,357)      25,225
                                                         ---------    ---------

      Net cash provided (used) by operating activities    (247,129)    ( 29,571)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of Assets                                     -      (2,010)
                                                         ---------    ---------

      Net cash (provided) used by investing activities          --      (2,010)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Stock                  14,233           --
                                                         ---------    ---------

      Net cash provided by financing activities            14,233           --
                                                         ---------    ---------

Net Increase in Cash and Cash Equivalent                  (232,896)     (31,581)

Cash and Cash Equivalents at Beginning of Year             501,037      532,618
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 268,141    $ 501,037
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
     Interest                                            $      --    $      --
                                                         =========    =========
     Income Taxes                                        $      --    $      --
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

                                       14





                                        TIME LENDING, CALIFORNIA, INC.
                           Consolidated Statement of Stockholders' Equity (Deficit)


                                                 COMMON STOCK         Additional     Retained        Total
                                            -----------------------     Paid-in      Earnings    Stockholders'
                                              Shares       Amount       Capital      (Deficit)      Equity
                                            ----------   ----------   ----------    ----------    ----------
July 1, 2000                                 4,000,000   $    4,000   $   (3,999)   $       --    $        1

Issuance for stock for Cash June 15, 2001    1,000,000        1,000         (750)           --           250

Net Loss for Year                                   --           --           --        (7,508)       (7,508)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2001                      5,000,000        5,000       (4,749)       (7,508)       (7,257)

Net Profit for Year                                 --           --           --         2,252         2,252
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2002                      5,000,000        5,000       (4,749)       (5,256)       (5,005)
                                            ----------   ----------   ----------    ----------    ----------

Issuance of stock for services 5/03          4,800,000        4,800       (3,600)           --         1,200

Net Loss for Year                                   --           --           --        (3,299)       (3,299)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2003                      9,800,000   $    9,800   $   (8,349)   $   (8,555)   $   (7,104)
                                            ==========   ==========   ==========    ==========    ==========
Issuance of stock for compensation             200,000          200         (150)           --            50

Issuance of stock for cash                     222,000          222       10,978            --        11,200

Issuance of stock for compensation             828,000          828        7,452            --         8,280

Issuance of stock for cash                     116,000          116        5,684            --         5,800

Issuance of stock for compensation           1,600,000        1,600       14,400            --        16,000

Net Loss for Year                                   --           --           --        (5,279)       (5,279)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2004                     12,766,000   $   12,766   $   30,015    $  (13,834)   $   28,947
                                            ----------   ----------   ----------    ----------    ----------
Issuance of stock for compensation          10,004,000       10,004       90,016            --       100,020
Net Loss for Year                                   --           --           --       (88,159)      (88,159)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2005                     22,770,000       22,770      120,031      (101,993)   $   40,808
                                            ----------   ----------   ----------    ----------    ----------
Issuance of stock for cash                      47,040           47       12,000            --        12,047
Net Profit for Year                                 --           --           --         1,000         1,000

Balance - June 30, 2006                     22,817,040   $   22,817   $  132,031    $ (100,993)   $   53,855
                                            ----------   ----------   ----------    ----------    ----------

Net Profit for Year                                 --           --           --       (41,282)      (41,282)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2007                     22,817,040   $   22,817   $  132,031    $ (142,275)   $   12,573
                                            ----------   ----------   ----------     ----------    ---------
Issuance of stock for compensation           1,581,000        1,581       12,652             -        14,233
Net Loss for Year                                    -            -            -       (43,608)      (43,608)
                                            ----------   ----------   ----------    -----------    ---------
Balance June 30, 2008                       24,398,040       24,398      144,683      (185,883)    $ (16,802)
                                            ==========   ==========   ==========    ===========    =========

All stock has been adjusted for a 1/4
Forward split in May 2005.

                  The accompanying notes are an integral part of these financial statements.

                                                     15

                         TIME LENDING, CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

           Equipment - Printer & Bursters                             5 years

Depreciation expense for 2008 was $4,800.

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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


NOTE 2 - PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment consist of the following at June 30, 2008:

              Equipment - Printers and Bursters                $  34,039
                                                               ---------
              Less:  Accumulated depreciation                    (18,106)
                                                               ---------
                                                               $  15,933
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


                                                         2008         2007
                                                      ---------    ---------

         Deferred Tax Assets                          $       0    $       0
                                                      =========    =========
         Deferred Tax Assets
                  Net Operating Loss Carry forwards   $ 186,262    $ 142,275
                  Less Valuation Allowance             (186,262)    (142,275)
                                                      ---------    ---------
         Total Deferred Tax Assets                    $       0    $       0
                                                      =========    =========
         Net Deferred Tax Liability                   $       0    $       0
                                                      =========    =========

NOTE 4 - OPERATING LEASES:
         -----------------

The Company leases office space under an operating lease agreement, which expires November 1,2008. Future minimum lease commitments as of June 30, 200 are as follows:


                           2008                       30,394

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

                                                   Year Ended June 30, 2008
                                                   ------------------------
         Operating Revenue
              Marketing                                   $    367,145
              Lending                                           25,528
              Management                                             -
                                                          ------------
                                                          $    392,673
                                                          ============
         Operating Profit (Loss)
              Marketing                                   $    ( 3,269)
              Lending                                          (40,718)
              Management                                             -
                                                          ------------
                                                          $    (43,987)
                                                          ============
          Identifiable Assets
              Marketing                                   $    272,038
              Lending                                           22,197
              Management                                             -
                                                          ------------
                                                          $    294,235
                                                          ============

NOTE 6 - CAPITAL STOCK TRANSACTIONS:
         --------------------------

The authorized common stock of the Company is 20,000,000 shares at $.001 par value and 20,000 shares of preferred stock at $.001 par value. In May 2005 the Company amended their Articles of Corporation to increase the authorized common stock of the Company to be 200,000,000 and the preferred stock to be 20,000,000. On May 20, 2005 the Company authorized a 4:1 forward split for the common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split. In December 2005 the Company issued 47,040 shares of common stock for cash of $12,000. No stocks were issued in 2007.
In 2008, 1,581,000 shares of common were issued for compensation.

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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

                         TIME LENDING, CALIFORNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 8. ACCOUNTS PAYABLE - RELATED PARTY

        Accounts Payable to Michael Pope for commissions due
         For May and June 2007                                       $  225,477


        Accounts Payable to Philip La Puma for commissions due
         For May and June 2007                                       $   32,618
                                                                     ----------
                                         Total Related Party A/P     $  258,095
                                                                     ==========

In May and June 2008 both the officer's did not receive payment of their commission Earned and have left them in the company for payment of expenses. The holders of these accounts are considered to be related parties.

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

ITEM 8B.  OTHER INFORMATION.

A letter of intent signed with Boomj.com to merge with Time Lending expired on December 29, 2007. No further action was taken and the spin out of subsidiary stocks were cancelled.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age      Position                  Since
----                ---      --------                  -----
Michael F. Pope     59       Director                  March 1996
                             President                 August 1996

Philip C. La Puma   69       Director                  March 1996
                             Secretary                 August 1996
                             Treasurer                 August 1996

Victoria A. Pope    60       Director                  January 1997

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

Michael F. Pope, age 59, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State University, Long Beach. He holds a real estate brokers license in the State of California.

Philip C. La Puma, age 69, has been Director of the Company since March 1996 and Secretary/Treasurer since August 1996. Mr. La Puma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 60, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past ten years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

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

Name &                             Annual      Compensation      Long Term
Principal Position   Period        Salary         Bonus           Options
------------------   ------        ------         -----           -------

Michael F. Pope     6/30/2008      $60,000          0                0
Director            6/30/2007      $60,000          0                0
President           6/30/2006      $60,000*         0                0

Philip C. La Puma   6/30/2008      $60,000          0                0
Director            6/30/2007      $60,000          0                0
Sec.-Treasurer      6/30/2006      $60,000*         0                0

* In fiscal year 2005, the Company adopted its 2005 Equity Compensation Plan (the "Plan") which was registered on the registration statement on Form S-8. The Company registered 400,000 shares of its common stock. Pursuant to the Plan, the Company issued 193,500 shares of its common stock to each of Messrs. Pope and LaPuma for their respective services to the Company, valued at $7,740 for each person.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2008, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.


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

     10.13    Letter of Intent with Nationwide Security Mortgage*

     22.      Subsidiaries of Registrant*

______________
* Previously filed with the Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Jaspers + Hall, PC for the years ended June 30, 2008.

                                                          2008
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

Date: October 14, 2008                 TIME LENDING, CALIFORNIA, INC.

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


    SIGNATURE                             TITLE                               DATE
    ---------                             -----                               ----
/s/ Michael F. Pope            President and Director                    October 14, 2008
Michael F. Pope                (PRINCIPAL EXECUTIVE OFFICER)

/s/ Philip C. La Puma          Treasurer (PRINCIPAL FINANCIAL            October 14, 2008
                               OFFICER AND PRINCIPAL ACCOUNTING
                               OFFICER), Secretary and Director