Form 10-Q
period 2008-09-30
TIME LENDING CALIFORNIA INC
filed 2008-11-19
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2008
                               ---------------------

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

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer , a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer" and "smaller or a smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [  ]                  Accelerated filer [  ]
Non-accelerated filer   [  ]                  Smaller reporting company[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[ ] No [X]

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of September 30, 2008: 24,398,040 shares.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                3

(a)      Consolidated Balance Sheets                                         4
(b)      Consolidated Statements of Operations                               5
(c)      Consolidated Statement of Shareholders' Equity (deficit)            6
(d)      Consolidated Statements of Cash Flows                               7
(e)      Notes to Financial Statements                                       8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    11

Item 4T.  Controls and Procedures                                            12

PART II. OTHER INFORMATION                                                   13

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 3.  Defaults On Senior Securities                                       13

Item 4.  Submission of Items to a Vote                                       13

Item 5.  Other Information                                                   13

Item 6.                                                                      13


SIGNATURES AND CERTIFICATES                                                  14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2008. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2008 and its results of operations and its cash flows for the three months ended September 30, 2008 and 2007.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 2008

                                                                             June 30,
                                                             (Unaudited)        2008
                                    ASSETS                    ---------      ---------
CURRENT ASSETS
Cash and Cash equivalents                                     $ 272,654      $ 268,141
Accounts Receivable                                              13,861         10,161
                                                              ---------      ---------
Total current assets                                            286,515        278,302

Fixed assets,
     Net Fixed Assets                                            14,733         15,933
                                                              ---------      ---------
     Total Fixed Assets                                          14,733         15,933
                                                              ---------      ---------
                                                              $ 301,248      $ 294,235
TOTAL ASSETS                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $   2,609      $  27,942
Accounts payable - related parties                              253,238        258,095
Note Payable - Employee                                          25,000         25,000
Accrued expenses                                                 45,643             --
                                                              ---------      ---------
Total Current Liabilities                                       326,490        311,037
                                                              ---------      ---------
TOTAL LABILITIES                                              $ 326,490      $ 311,037
                                                              ---------      ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 23,398,040 issued and outstanding,
                                                                 24,398         24,398

Additional Paid-in Capital                                      144,683        144,683
Retained earnings (deficit)                                    (194,323)      (185,883)
                                                              ---------      ---------
Total stockholders' equity                                      (25,242)       (16,802)
                                                              ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 301,248      $ 294,235
                                                              =========      =========
See notes to consolidated financial statements


                                            4

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN
                                                          (Unaudited)
                                                        3 Months Ended
                                                         September 30:
                                                     2008             2007
                                                 ------------    ------------
Revenue:
Marketing income                               $    124,632      $     47,827
Loan income                                              --            18,092
                                               ------------      ------------
Total Revenue                                       124,632            65,919

Expenses:
General & marketing expense                         125,961            75,550
General and administrative                            4,474             4,437
                                               ------------      ------------
Total expenses                                      130,435            79,978
                                               ------------      ------------
Gain (Loss) from Operations                          (5,803)          (14,068)
Other Income (Expense)
Interest  Expense                                    (2,637)               --
Interest Income                                          --             6,214
                                               ------------      ------------
Income (Loss) before provision
 For income tax                                $     (8,440)     $     (7,854)
                                               ============      ============

Loss per common share, basic and diluted       $          *      $     (.001)
                                               ============      ============

Weighted average common shares outstanding       23,398,040        22,817,040
                                               ============      ============
  * Less than $.01 value

                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Three Months Ended
                                                                   September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                               2008       2007
                                                             ----------- -----------
Net income                                                 $  (8,440)     $  (7,854)
Adjustments to reconcile net loss to net cash
  used in operating activities                                    --             --
Depreciation and amortization                                  1,200             --
Issuance of stock for Compensation                                --             --
(Increase) in Accounts Receivable                             (3,700)            --
Increase (decrease) in Accounts payable                      (25,333)       (20,526)
Increase (decrease) in Accounts payable- related party        (4,857)            --
Increase (decrease) in Accrued Liabilities                    45,643         (1,454)
                                                           ---------      ---------
Net cash used by operations                                    4,513        (29,834)
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                                 --
                                                           ---------      ---------
Net cash provided by financing activities                                        --
                                                           ---------      ---------
Net Increase in Cash and Cash Equivalent                       4,513        (29,834)

Cash and Cash Equivalents at Beginning of Year               267,141        501,037
                                                           ---------      ---------
Cash and Cash Equivalents at End of Year                   $ 272,654      $ 471,203
                                                           =========      =========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services            $      --             --
                                                           =========      =========
See notes to consolidated financial statements

   Consolidated Statement of Stockholders' Equity (Deficit)


                                                    COMMON STOCK            Additional       Retained        Total
                                              ------------------------       Paid-in         Earnings     Stockholders'
                                                Shares        Amount         Capital        (Deficit)        Equity
                                              ----------     ----------     ----------      ----------      ----------
July 1, 2000                                   4,000,000     $    4,000     $   (3,999)     $       --      $        1

Issuance for stock for Cash June 15, 2001      1,000,000          1,000           (750)             --             250

Net Loss for Year                                     --             --             --          (7,508)         (7,508)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2001                        5,000,000          5,000         (4,749)         (7,508)         (7,257)

Net Profit for Year                                   --             --             --           2,252           2,252
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2002                        5,000,000          5,000         (4,749)         (5,256)         (5,005)
                                              ----------     ----------     ----------      ----------      ----------

Issuance of stock for services 5/03            4,800,000          4,800         (3,600)             --           1,200

Net Loss for Year                                     --             --             --          (3,299)         (3,299)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2003                        9,800,000     $    9,800     $   (8,349)     $   (8,555)     $   (7,104)
                                              ==========     ==========     ==========      ==========      ==========
Issuance of stock for compensation               200,000            200           (150)             --              50

Issuance of stock for cash                       222,000            222         10,978              --          11,200

Issuance of stock for compensation               828,000            828          7,452              --           8,280

Issuance of stock for cash                       116,000            116          5,684              --           5,800

Issuance of stock for compensation             1,600,000          1,600         14,400              --          16,000

Net Loss for Year                                     --             --             --          (5,279)         (5,279)
                                              ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2004                        12,766,00     $   12,766     $   30,015      $  (13,834)     $   28,947
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for compensation            10,004,000         10,004         90,016              --         100,020
Net Loss for Year                                     --             --             --         (88,159)        (88,159)
                                              ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2005                       22,770,000         22,770        120,031        (101,993)     $   40,808
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for cash                        47,040             47         12,000              --          12,047
Net Profit for Year                                   --             --             --           1,000           1,000

Balance -June 30, 2006                        22,817,040     $   22,817     $  132,031      $ (100,993)     $   53,855
                                              ----------     ----------     ----------      ----------      ----------

Net Profit for Year                                   --             --             --         (41,282)        (41,282)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2007                       22,817,040     $   22,817     $  132,031      $ (142,275)     $   12,573
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for cash                     1,581,000          1,581         12,652              --          14,233
Net Loss for Period                                   --             --             --         (43,608)        (43,608)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2008                       24,398,040         24,398        144,683        (185,883)        (16,802)
Net Loss for the period.                              --             --             --          (8,440)         (8,440)
                                              ----------     ----------     ----------      ----------      ----------
Balance September 30, 2008                    24,398,040     $   24,398     $  144,683      $ (194,323)     $  (25,242)
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



                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

On August 4, 2000, Time Lending, California, Inc., a Nevada corporation (Time-Nevada) was created for the sole purpose of effecting a merger of Time Lending, California, Inc., a California corporation (Time-California), with andinto Time - Nevada.

Time Lending, California is a real estate loan broker licensed under the California Department of Real Estate. On December 4, 2000, Time Lending, California, Inc., a California corporation (Time - California) and Time Lending, California, Inc., a Nevada corporation (Time - Nevada), entered into a merger agreement with Time-Nevada as the surviving corporation. Investments in subsidiaries are at cost and inter-company transactions are eliminated. The subsidiaries (Time Management, Inc.) (Time Marketing Associates, Inc.) (Tenth Street, Inc.), are owned, 50% by Time Lending California, Inc. and 50% by stockholders per agreement. The stockholders of Time Lending are the officers and stockholders of the subsidiaries. The entirety of the subsidiaries' activities are consolidated due to the complete control of the subsidiaries by the parent corporation Time-Nevada through mutual officers and directors, and due to identical stockholder ownership.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

TIME LENDING, CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal year

The Company employs a fiscal year ending June 30.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

TIME LENDING, CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

Company Overview

         Time Lending has been in business as a mortgage broker to originate first and second loans secured by real estate through deeds of trust and mortgages. Time Lending has three subsidiaries. Time Marketing Associates, Inc., a Nevada corporation, which is engaged in the business of direct mail marketing. Time Marketing's mailing piece generates mortgage leads for mortgage broker and lender clients across the country. Tenth Street Inc., a Nevada corporation, is engaged in the business of brokering mailing lists for direct mail. This business compliments Time Marketing by selling targeted mailing lists to Time Lending and its clients.

         Time Management Inc., a Nevada corporation, is engaged in the business of managing real estate properties owned by Time Lending. These properties were purchased from HUD foreclosures and the open market, repaired and renovated, and sold or rented.

Three months ended September 30, 2008 compared to three months ended September 30, 2007 (Unaudited).

During the three months ended September 30, 2008, the mortgage market has fallen sharply as reported by the Mortgage Bankers Association of America. With the demise of the sub-prime market the direct mail marketing segment, which is targeted to mortgage brokers, came to a near standstill. Loan commissions declined as the mortgage secondary market was in disarray. Time Lending stopped doing real estate loans. Through its Signature Marketing D.B.A. Time Lending/Time Marketing continued it growth into the insurance agency telemarketing business. Signature Marketing creates expiration date lists and appointments for independent insurance agents. Signature Marketing still produces mailings for Mortgage Companies that are offering FHA loans to homeowners.

Total income for the three months ended September 30, 2008 was $124,632 an increase of 89.1%, or $58,713, compared to the $65,919 for the three months ended September 30, 2007.

Expenses. Total expenses increased 167.0% or $50,411 to $ 130,435 for the three months ended September 30, 2008, compared to $79,987 for the three months ended September 30, 2007. Most of the increase was the result of increased marketing sales cost.

Net profit/(loss) before tax. The (loss) for the three months ended September 30, 2008 was ($ 8,440), an decrease of (107.0%), or ($587) compared to a loss of ($ 7,854) for the three months ended September 30, 2007.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. In addition, it covers the telemarketing services to independent insurance agents. This represented 100% 0f revenues for this quarter. Income: the income for the marketing segment for three months ended September 30, 2008 increased 161.1% or $76,805 to $124,632, compared to the three months ended September 30, 2007 total of $47,827. The mortgage market remained slow during this quarter but revenue increased with the growth of the insurance telemarketing service.

Expenses. 100 % of expenses for this segment were attributed to this segment for the three months ended September 30, 2008.

Profit (Loss) contribution. 100% of theProfit (Loss) contribution was from the marketing segment.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Michael F. Pope is a licensed broker.

Income: There was no Loan broker income for the three months ended September 30, 2008. This was an decrease of ($18,192), compared to the three months ended September 30, 2007 of $18,192.

Expenses. There were no expenses for the lending segment for the three months ended September 30, 2008. This compares to expenses of $20,896 for the three months ended September 30, 2007.

Profit (loss) contribution. There was no profit (loss) contribution for the lending segment for three months ended September 30, 2008. For three months ended September 30, 2007 the loss was ($2,804).

Real estate segment. There was no revenue for this segment this quarter.

Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 4T. Controls and Procedures

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

On October 15, 2008, the Board of Directors of Time Lending, California, Inc. (the "Registrant") accepted the resignation of Jasper + Hall PC as its auditors. The Board of Directors of the Registrant accepted approved the appointment of Ronald R. Chadwick, P.C. Certified Public Accountant 2851 South Parker Road, Suite 720 Aurora, Colorado 80014 as its new auditors. The Registrant does not have an audit committee other than the members of the Board of Directors.

During the Registrant's fiscal years 2007-2008, and during the interim period there have been no past disagreements between the Registrant and Jasper + Hall PC, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

The audit reports provided by the Registrant's auditors, Jasper + Hall PC, for the fiscal years ended June 30, 2008 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and through the date hereof, neither the Registrant nor any one on behalf of the Registrant has consulted with Ronald R. Chadwick, P.C regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any other matters or reportable events required to be disclosed under Items 304 (a) (2) (i) and
(ii) of Regulation S-B.

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

Date:    November 18, 2008                 TIME LENDING, CALIFORNIA, INC.

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