Form 10-Q
period 2008-12-31
TIME LENDING CALIFORNIA INC
filed 2009-02-17
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2008
                               ---------------------

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Lending California, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2008. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2008 and its results of operations and its cash flows for the three and six-months ended December 31, 2008 and 2007, and cash flows for the six-months ended December 31, 2008 and 2007.


                               TIME LENDING CALIFORNIA, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                              Unaudited       Audited
                                                             December 31,     June 30,
                                                                 2008          2008
                                    ASSETS                    ---------      ---------
CURRENT ASSETS
Cash                                                          $ 169,443      $ 268,141
Accounts Receivable                                              23,871         10,161
                                                              ---------      ---------
Total current assets                                            193,314        278,302

Fixed assets,
     Net Fixed Assets                                            13,533         15,933
                                                              ---------      ---------
     Total Fixed Assets                                          13,533         15,933
                                                              ---------      ---------
                                                              $ 206,847      $ 294,235
TOTAL ASSETS                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $  61,592      $  27,942
Accounts payable - related parties                              118,483        258,095
Note Payable - Employee                                          25,000         25,000
                                                              ---------      ---------
Total Current Liabilities                                       205,075        311,037
                                                              ---------      ---------
TOTAL LABILITIES                                              $ 205,075      $ 311,037
                                                              ---------      ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 23,398,040 issued and outstanding,
                                                                 24,398         24,398

Additional Paid-in Capital                                      144,683        144,683
Retained earnings (deficit)                                    (167,309)      (185,883)
                                                              ---------      ---------
Total stockholders' equity                                        1,772       (16,802)
                                                              ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 206,847      $ 294,235
                                                              =========      =========




                                         TIME LENDING CALIFORNIA, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                      Three Months Ended                 Six Months Ended
                                                         December 31,                       December 31,
                                                     2008             2007             2008             2007
                                                 ------------    ------------      ------------    ------------
Revenue:
Marketing income                               $    161,120      $     41,363      $    285,752    $     89,190
Loan income                                              --             7,436                 -          25,528
                                               ------------      ------------      ------------    ------------
Total Revenue                                       161,120            48,799           285,752         114,718
                                               ------------      ------------      ------------    ------------
Expenses:
Operating & marketing expense                       111,950            55,115           237,911         130,665
General and administrative                           22,447            20,687            29,558          25,124
                                               ------------      ------------      ------------    ------------
Total expenses                                      134,397            75,802           267,469         155,789
                                               ------------      ------------      ------------    ------------

Other Income
  Interest Income                                       471                --               471           6,214
                                               ------------      ------------      ------------    ------------
Net Income (Loss)                                $   27,194      $   ( 27,003)     $     18,754    $    (34,857)
                                               ============      ============      ============    ============


Per Share information
Weighted average common shares outstanding       23,398,040        22,817,000        23,398,040      22,817,000
                                               ============      ============      ============    ============

Loss per common share, basic and diluted       $      0.001      $     (0.001)     $      0.001     $    (0.001)
                                               ============      ============      ============     ============





                          TIME LENDING CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Six Months Ended
                                                                 December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                          2008         2007
                                                           ---------- -----------
Net income                                                 $  18,574     $  (34,857)
 Issuance of stock for Compensation                               --         14,233

Adjustments to reconcile net loss to net cash
  used in operating activities                                    --             --
Depreciation and amortization                                  2,400             --
 (Increase) in Accounts Receivable                           (13,710)            --
Increase (decrease) in Accounts payable- related party      (139,612)      (181,567)
Increase (decrease) in Accounts payable                       33,650          1,811
Increase in Deferred Revenue                                      --             --
Increase (decrease) in Accrued Expenses                           --        (25,357)
                                                           ---------      ---------
Net cash flows used by operations                            (98,698)      (225,737)
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                  --             --
                                                           ---------      ---------
Cash Flows from Investing Activities:
  Purchase of Assets                                              --             --
                                                           ---------      ---------
Net cash flows used for investing activities                      --             --
                                                           ---------      ---------

Cash Flows from financing activities                              --             --
       Issuance of stock for cash                          ---------      ---------

Net cash flows used by financing activities                       --             --
                                                           ---------      ---------

Net Increase (Decrease)in Cash                               (98,698)      (225,737)
                                                           ---------      ---------

Cash and Cash Equivalents at Beginning period                268,141        501,037
                                                           ---------      ---------
Cash and Cash Equivalents at End of period                 $ 169,443      $ 275,300
                                                           =========      =========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services            $      --             --
                                                           =========      =========



                                                   TIME LENDING, CALIFORNIA, INC.
                                    Consolidated Statement of Stockholders' Equity (Deficit)
                                                          December 31,2008
                                                              (Unaudited)

                                                    COMMON STOCK            Additional       Retained        Total
                                              ------------------------       Paid-in         Earnings     Stockholders'
                                                Shares        Amount         Capital        (Deficit)        Equity
                                              ----------     ----------     ----------      ----------      ----------
July 1, 2000                                   4,000,000     $    4,000     $   (3,999)     $       --      $        1

Issuance for stock for Cash June 15, 2001      1,000,000          1,000           (750)             --             250

Net Loss for Year                                     --             --             --          (7,508)         (7,508)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2001                        5,000,000          5,000         (4,749)         (7,508)         (7,257)

Net Profit for Year                                   --             --             --           2,252           2,252
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2002                        5,000,000          5,000         (4,749)         (5,256)         (5,005)
                                              ----------     ----------     ----------      ----------      ----------

Issuance of stock for services 5/03            4,800,000          4,800         (3,600)             --           1,200

Net Loss for Year                                     --             --             --          (3,299)         (3,299)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2003                        9,800,000     $    9,800     $   (8,349)     $   (8,555)     $   (7,104)
                                              ==========     ==========     ==========      ==========      ==========
Issuance of stock for compensation               200,000            200           (150)             --              50

Issuance of stock for cash                       222,000            222         10,978              --          11,200

Issuance of stock for compensation               828,000            828          7,452              --           8,280

Issuance of stock for cash                       116,000            116          5,684              --           5,800

Issuance of stock for compensation             1,600,000          1,600         14,400              --          16,000

Net Loss for Year                                     --             --             --          (5,279)         (5,279)
                                              ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2004                        12,766,00     $   12,766     $   30,015      $  (13,834)     $   28,947
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for compensation            10,004,000         10,004         90,016              --         100,020
Net Loss for Year                                     --             --             --         (88,159)        (88,159)
                                              ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2005                       22,770,000         22,770        120,031        (101,993)     $   40,808
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for cash                        47,040             47         12,000              --          12,047
Net Profit for Year                                   --             --             --           1,000           1,000

Balance -June 30, 2006                        22,817,040     $   22,817     $  132,031      $ (100,993)     $   53,855
                                              ----------     ----------     ----------      ----------      ----------

Net Profit for Year                                   --             --             --         (41,282)        (41,282)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2007                       22,817,040     $   22,817     $  132,031      $ (142,275)     $   12,573
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for cash                     1,581,000          1,581         12,652              --          14,233
Net Loss for Period                                   --             --             --         (43,608)        (43,608)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2008                       24,398,040         24,398        144,683        (185,883)        (16,802)

Net Loss for the period.                              --             --             --          18,574          18,574
                                              ----------     ----------     ----------      ----------      ----------
Balance December 31, 2008                     24,398,040     $   24,398     $  144,683      $ (167,309)       $  1,772
                                              ==========     ==========     ==========      ==========      ==========

All stock has been adjusted for a 1/4 Forward split in May 2005.



                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 2008
                                   (Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

         Three months and Six months ended December 31, 2008 compared to three and six months ended December 31, 2007 (Unaudited).

         During the three months ended December 31, 2008, the mortgage market at three year lows as reported by the Mortgage Bankers Association of America. With the demise of the sub-prime market the direct mail marketing segment, which is targeted to mortgage brokers, came to a near standstill. Loan commissions declined as the mortgage secondary market was in disarray. Now there is a resurgence of FHA loans to overcome this difficult market. The direct mail business is starting to come back with FHA lenders advertising again. Time Lending stopped doing any real estate loans. Through its Signature Marketing D.B.A. Time Lending/Time Marketing continued it growth into the insurance agency telemarketing business. Signature Marketing creates expiration date lists and appointments for independent insurance agents. Signature Marketing still produces mailings for Mortgage Companies that are offering FHA loans to homeowners.

         Total income for the three months ended December 31, 2008 was $161,120 an increase of 230.17%, or $112,321, compared to the $48,799 for the three months ended December 31, 2007. Total income for the six months ended December 31, 2008 was $285,752 an increase of 149.09%, or $171,034, compared to the
$114,718 for the three months ended December 31, 2007.

Expenses. Total expenses increased 77.3% or $58,595 to $ 134,397 for the three months ended December 31, 2008, compared to $75,802 for the three months ended December 31, 2007. Most of the increase was the result of increased marketing sales cost. Total expenses increased 71.69% or $111,680 to $ 269,469 for the six months ended December 31, 2008, compared to $155,789 for the six months ended December 31, 2007. Most of the increase was the result of increased marketing sales cost.

Net profit/(loss) before tax. The profit(loss) for the three months ended December 31, 2008 was $27,194, an increase of 200.7%, or $54,197 compared to a loss of ($ 27,003) for the three months ended December 31, 2007. The profit(loss) for the six months ended December 31, 2008 was $18,754, an increase of 153.8%, or $53,611 compared to a loss of ($ 34,857) for the six months ended December 31, 2007

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. In addition, it covers the telemarketing services to independent insurance agents. This represented 100% 0f revenues for this quarter. Income: the income for the marketing segment for three months ended December 31, 2008 $161,120 an increase of 230.17%, or $112,321, compared to the $48,799 for the three months ended December 31, 2007. Total income for the six months ended December 31, 2008 was $285,752 an increase of 149.09%, or $171,034, compared to the $114,718 for the three months ended December 31, 2007 The mortgage market remained slow during this quarter but revenue increased with the growth of the insurance telemarketing service.

Expenses. 100 % of expenses for this segment were attributed to this segment for the three months and six months ended December 31, 2008.

Profit (Loss) contribution. 100% of the Profit (Loss) contribution was from the marketing segment.

Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Michael F. Pope is a licensed broker.

Income: There was no Loan broker income for the three months and six ended December 31, 2008. This was an decrease of ($7,436), compared to the three months ended December 31 2007 of $7,436 and ($25,528) for the six months ended December 31 2007 Of $25,528.

Expenses. There were no expenses for the lending segment for the three months ended December 31, 2008. This compares to expenses of $12,029 for the three months ended December 31, 2007 and $32,925 for the six months ended December 31 2007.

Profit (loss) contribution. There was no profit (loss) contribution for the lending segment for three months ended December 31, 2008. For three months ended December 31, 2007 the loss was ($4,593) and ($7,397) for the six months ended December 31 2007.

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

Date:    February 17, 2009                 TIME LENDING, CALIFORNIA, INC.

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