Form 10-Q
period 2009-03-31
TIME ASSOCIATES, INC.
filed 2009-05-20
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2009
                               ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------

                        Commission File Number: 333-59114

                              TIME ASSOCIATES, INC
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

                          TIME LENDING, CALIFORNIA, INC
                 -----------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Associates, Inc. formerly Time Lending California, Inc.(the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2008. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2008 and its results of operations and its cash flows for the three and nine-months ended March 31, 2009 and 2008, and cash flows for the nine-months ended March 31, 2009, and 2008.


            TIME ASSOCIATES INC. (FORMERALY TIME LENDING CALIFORNIA, INC.)
                              CONSOLIDATED BALANCE SHEETS


                                                              Unaudited       Audited
                                                               March 31,      June 30,
                                                                 2009          2008
                                    ASSETS                    ---------      ---------

CURRENT ASSETS
Cash                                                          $ 170,019      $ 268,141
Accounts Receivable                                              13,200         10,161
                                                              ---------      ---------
Total current assets                                            183,219        278,302

Fixed assets,
     Net Fixed Assets                                            12,333         15,933
                                                              ---------      ---------
     Total Fixed Assets                                          12,333         15,933
                                                              ---------      ---------
                                                              $ 195,552      $ 294,235
TOTAL ASSETS                                                  =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $  58,273      $  27,942
Accounts payable - related parties                              119,191        258,095
Note Payable - Employee                                          25,000         25,000
                                                              ---------      ---------
Total Current Liabilities                                       202,464        311,037
                                                              ---------      ---------
TOTAL LABILITIES                                              $ 202,464      $ 311,037
                                                              ---------      ---------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 23,398,040 issued and outstanding,
                                                                 24,398         24,398

Additional Paid-in Capital                                      144,683        144,683
Retained earnings (deficit)                                    (175,943)      (185,883)
                                                              ---------      ---------
Total stockholders' equity                                       (6,912)       (16,802)
                                                              ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 195,552      $ 294,235
                                                              =========      =========



                                               TIME ASSOCIATES, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                      Three Months Ended                   Nine Months Ended
                                                          March 31,                            March 31,
                                                    2009              2008               2009              2008
                                               -------------     -------------      -------------     -------------

Revenue:
Direct Mail                                    $     110,897     $     126,444      $     253,935     $     215,633
Insurance Telemarketing                              108,417             5,015            250,976             5,015
Real Estate & Loans                                       --                --                 --            25,528
                                               -------------     -------------      -------------     -------------
Total Revenue                                        219,314           131,459            504,911           246,176
                                               -------------     -------------      -------------     -------------
Expenses:
Operating & marketing expense                        197,128           144,725            427,470           270,524
General and administrative                            24,535            15,026             70,404            45,082
                                               -------------     -------------      -------------     -------------
Total expenses                                       221,663           159,751            497,874           315,606
                                               -------------     -------------      -------------     -------------

Other Income
  Interest Income                                      2,382                --              2,853             6,218
                                               -------------     -------------      -------------     -------------
Net Income (Loss)                              $          33     $     (28,292)     $       9,890     $     (63,211)
                                               =============     =============      =============     =============


Per Share information
Weighted average common shares outstanding        23,398,040        22,817,000         23,398,040        22,817,000
                                               =============     =============      =============     =============

Loss per common share, basic and diluted       $       0.000     $      (0.001)     $       0.004     $      (0.001)
                                               =============     =============      =============     =============



                          TIME ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended
                                                                    March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                           2009           2008
                                                            ---------      ---------

Net income                                                  $   9,890      $ (63,211)
 Issuance of stock for Compensation                                --         14,233

Adjustments to reconcile net loss to net cash
  used in operating activities                                     --             --
Depreciation and amortization                                   3,600          4,800
 (Increase) in Accounts Receivable                             (3,536)            --
Increase (decrease) in Accounts payable - related party      (114,324)      (171,035)
Increase (decrease) in Accounts payable                         5,786          8,322
Increase in Deferred Revenue                                       --             --
Increase (decrease) in Accrued Expenses                            --        (25,357)
                                                            ---------      ---------
Net cash flows used by operations                             (98,584)      (232,248)
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                   --             --
                                                            ---------      ---------
Cash Flows from Investing Activities:
  Purchase of Assets                                               --             --
                                                            ---------      ---------
Net cash flows used for investing activities                       --             --
                                                            ---------      ---------

Cash Flows from financing activities                               --             --
       Issuance of stock for cash                                  --             --

Net cash flows used by financing activities                        --             --
                                                            ---------      ---------

Net Increase (Decrease)in Cash                                (98,584)      (232,248)
                                                            ---------      ---------

Cash and Cash Equivalents at Beginning period                 268,141        501,037
                                                            ---------      ---------
Cash and Cash Equivalents at End of period                  $ 169,557      $ 268,789
                                                            =========      =========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services             $      --             --
                                                            =========      =========


                                                  TIME ASSOCIATES INC.
                                Consolidated Statement of Stockholders' Equity (Deficit)
                                                     March 31,2009
                                                      (Unaudited)


                                                    COMMON STOCK            Additional       Retained        Total
                                              ------------------------       Paid-in         Earnings     Stockholders'
                                                Shares        Amount         Capital        (Deficit)        Equity
                                              ----------     ----------     ----------      ----------      ----------

July 1, 2000                                   4,000,000     $    4,000     $   (3,999)     $       --      $        1

Issuance for stock for Cash June 15, 2001      1,000,000          1,000           (750)             --             250

Net Loss for Year                                     --             --             --          (7,508)         (7,508)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2001                        5,000,000          5,000         (4,749)         (7,508)         (7,257)

Net Profit for Year                                   --             --             --           2,252           2,252
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2002                        5,000,000          5,000         (4,749)         (5,256)         (5,005)
                                              ----------     ----------     ----------      ----------      ----------

Issuance of stock for services 5/03            4,800,000          4,800         (3,600)             --           1,200

Net Loss for Year                                     --             --             --          (3,299)         (3,299)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2003                        9,800,000     $    9,800     $   (8,349)     $   (8,555)     $   (7,104)
                                              ==========     ==========     ==========      ==========      ==========
Issuance of stock for compensation               200,000            200           (150)             --              50

Issuance of stock for cash                       222,000            222         10,978              --          11,200

Issuance of stock for compensation               828,000            828          7,452              --           8,280

Issuance of stock for cash                       116,000            116          5,684              --           5,800

Issuance of stock for compensation             1,600,000          1,600         14,400              --          16,000

Net Loss for Year                                     --             --             --          (5,279)         (5,279)
                                              ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2004                        12,766,00     $   12,766     $   30,015      $  (13,834)     $   28,947
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for compensation            10,004,000         10,004         90,016              --         100,020
Net Loss for Year                                     --             --             --         (88,159)        (88,159)
                                              ----------     ----------     ----------      ----------      ----------
Balance - June 30, 2005                       22,770,000         22,770        120,031        (101,993)     $   40,808
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for cash                        47,040             47         12,000              --          12,047
Net Profit for Year                                   --             --             --           1,000           1,000

Balance -June 30, 2006                        22,817,040     $   22,817     $  132,031      $ (100,993)     $   53,855
                                              ----------     ----------     ----------      ----------      ----------

Net Profit for Year                                   --             --             --         (41,282)        (41,282)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2007                       22,817,040     $   22,817     $  132,031      $ (142,275)     $   12,573
                                              ----------     ----------     ----------      ----------      ----------
Issuance of stock for cash                     1,581,000          1,581         12,652              --          14,233
Net Loss for Period                                   --             --             --         (43,608)        (43,608)
                                              ----------     ----------     ----------      ----------      ----------

Balance - June 30, 2008                       24,398,040         24,398        144,683        (185,883)        (16,802)

Net Profit for the period.                            --             --             --           9,890           9,890
                                              ----------     ----------     ----------      ----------      ----------
Balance March 31, 2009                        24,398,040     $   24,398     $  144,683      $ (175,943)     $   (6,912)
                                              ==========     ==========     ==========      ==========      ==========

All stock has been adjusted for a 1/4 Forward split in May 2005.


                                                           7

                          TIME LENDING CALIFORNIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)


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

On March 16, 2009 Time Lending California, Inc. was renamed Time Associates, Inc. with the approval of the Board of Directors and written consent of a majority of share holders

Basis of Presentation

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

        TIME ASSOCIATES, INC. (FORMERLY TIME LENDING, CALIFORNIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

        TIME ASSOCIATES, INC. (FORMERLY TIME LENDING, CALIFORNIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Marketing Income is from direct mail and telemarketing marketing projects and is recorded when the project is completed and shipped. Prices are agreed between the Company and its customer at the time of the order. Shipment is usually within 3-5 days from ordering.

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

Results Of Operations

         On March 16, 2009 Time Lending California, Inc. was renamed Time Associates, Inc. with the approval of the Board of Directors and written consent of a majority of share holders

         TIME ASSOCIATES, INC. (FORMERLY TIME LENDING, CALIFORNIA, INC.) was formerly the wholly-owned, operating subsidiary of Time Financial Services, Inc., a Nevada corporation. A share exchange transaction pursuant to the share exchange agreement signed between Time Financial Services, Inc. and Interruption Television, Inc., a Nevada corporation, was completed on July 20, 2000. as a part of that transaction, Time Lending, California, Inc. was sold to the management (comprised of Messrs. Pope and La Puma) and all Time Financial shares held by Time Lending, California, Inc. were cancelled.

         We became independently owned on July 20, 2000 following the share exchange transaction described above. Up to that date we were the only operating, wholly-owned subsidiary of Time Financial Services, Inc. and all financial statements reported by Time Financial Services, Inc. were consolidated statements of which Time Lending, California represented 100% of the operating activities.

Company Overview

         Time Lending had been in business as a mortgage broker to originate first and second loans secured by real estate through deeds of trust and mortgages. Time Associates has three subsidiaries. Time Marketing Associates, Inc., a Nevada corporation, which is engaged in the business of direct mail marketing. Time Marketing's mailing piece generates mortgage leads for mortgage broker and lender clients across the country. Tenth Street Inc., a Nevada corporation, is engaged in the business of brokering mailing lists for direct mail. This business compliments Time Marketing by selling targeted mailing lists to Time Associates and its clients.

         Time Management Inc., a Nevada corporation, has been engaged in the business of managing real estate properties. With the decline in the real estate markets, this activity has been stopped.

Three months and Nine months ended March 31, 2009 compared to three and six months ended March 31, 2008 (Unaudited).

         During the three months ended March 31, 2009, the mortgage market at three year lows as reported by the Mortgage Bankers Association of America. With the demise of the sub-prime market the direct mail marketing segment, which is targeted to mortgage brokers, came to a near standstill. Loan originations declined as the mortgage secondary market was in disarray. Now there is a resurgence of FHA loans to overcome this difficult market. The direct mail business is starting to come back with FHA lenders advertising again. Time Lending stopped doing any real estate loans. Through its Signature Marketing D.B.A. Time Lending/Time Marketing continued it growth into the insurance agency telemarketing business. Signature Marketing creates expiration date lists (X dates) and appointments for independent insurance agents. Signature Marketing still produces mailings for Mortgage Companies that are offering FHA loans to homeowners.

         Total income for the three months ended March 31, 2009 was $221,697 an increase of 66.6%, or $90,238, compared to the $131,459 for the three months ended December 31, 2007. Total income for the nine months ended March 31, 2009 was $507,764 an increase of 101.2%, or $255,369, compared to the $252,395 for the nine months ended December 31, 2007.

         Expenses. Total expenses increased 38.7% or $61,912 to $ 221,663 for the three months ended March 31, 2009, compared to $159,751 for the three months ended March 31, 2008. Most of the increase was the result of increased marketing sales cost. Total expenses increased 57.8% or $182,268 to $ 497,874 for the nine months ended March 31, 2009, compared to $315,606 for the nine months ended March 31, 2008. Most of the increase was the result of increased marketing sales cost.

         Net profit/(loss) before tax. The profit(loss) for the three months ended March 31, 2009 was $33, an increase of 100.1%, or $28,326 compared to a loss of ($ 28,292) for the three months ended March 31, 2008. The profit(loss) for the nine months ended March 31, 2009 was $9,890, an increase of $73,101 compared to a loss of ($ 63,211) for the nine months ended March 31, 2008.

         Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. In addition, it covers the telemarketing services to independent insurance agents. This represented 100% 0f revenues for this quarter. Income: the income for the marketing segment for three months ended December 31, 2008 $161,120 an increase of 230.17%, or $112,321, compared to the $48,799 for the three months ended December 31, 2007. Total income for the nine months ended March 31, 2009 was $285,752 an increase of 149.09%, or $171,034, compared to the $114,718 for the three months ended December 31, 2007 The mortgage market remained slow during this quarter but revenue increased with the growth of the insurance telemarketing service.

         Expenses. 100 % of expenses for this segment were attributed to this segment for the three months and nine months ended March 31, 2009.

         Profit (Loss) contribution. 100% of the Profit (Loss) contribution was from the marketing segment.

         Lending segment. This segment is the origination and brokering of real estate loans. This requires a real estate brokers license in California. Michael
F. Pope is a licensed broker.

         Income: There was no Loan broker income for the three months and nine ended March 31, 2009. This was an decrease of ($25,528), compared to nine months ended March 31 2008 of $25,528.

         Expenses. There were no expenses for the lending segment for the three and nine months ended March 31, 2009.

         Profit (loss) contribution. There was no profit (loss) contribution for the lending segment for three months and nine months ended March 31, 2009.

         Real estate segment. There was no revenue for this segment this quarter.

         Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

         The growth segment for Time Associates, Inc. is the Insurance Telemarketing. The Company Expects to double it income from this segment over the next six months.

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

         On March 16, 2009 Time Lending California, Inc. was renamed Time Associates, Inc. with the approval of the Board of Directors and written consent of a majority of share holders

         On October 15, 2008, the Board of Directors of Time Lending, California, Inc. (the "Registrant") accepted the resignation of Jasper + Hall PC as its auditors. The Board of Directors of the Registrant accepted approved the appointment of Ronald R. Chadwick, P.C. Certified Public Accountant 2851 South Parker Road, Suite 720 Aurora, Colorado 80014 as its new auditors. The Registrant does not have an audit committee other than the members of the Board of Directors.

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

Date:    May 20, 2009                  TIME LENDING, CALIFORNIA, INC.

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