Form 10-Q/A
period 2009-03-31
TIME ASSOCIATES, INC.
filed 2009-05-22
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                                EXPLANATORY NOTE

         This amendment is made to correct an error in the balance sheet page 4 in the representation of Cash and Accounts Receivable. The sum or Total current assets remains unchanged.

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



         TIME ASSOCIATES INC. (FORMERALY TIME LENDING CALIFORNIA, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                                               Unaudited      Audited
                                                               March 31,     June 30,
                                                                 2009          2008
                                    ASSETS                    ---------      ---------

CURRENT ASSETS
Cash                                                          $ 169,557      $ 268,141
Accounts Receivable                                              13,662         10,161
                                                              ---------      ---------
Total current assets                                            183,219        278,302

Fixed assets,
     Net Fixed Assets                                            12,333         15,933
                                                              ---------      ---------
     Total Fixed Assets                                          12,333         15,933
                                                              ---------      ---------
                                                              $ 195,552      $ 294,235
TOTAL ASSETS                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $  58,273      $  27,942
Accounts payable - related parties                              119,191        258,095
Note Payable - Employee                                          25,000         25,000
                                                              ---------      ---------
Total Current Liabilities                                       202,464        311,037
                                                              ---------      ---------
TOTAL LABILITIES                                              $ 202,464      $ 311,037
                                                              ---------      ---------

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
                                                              =========      =========






                                              TIME ASSOCIATES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                          March 31,                          March 31,
                                                     2009             2008             2009             2008
                                               ------------      ------------      ----------      ----------
Revenue:
Direct Mail                                    $    110,897      $    126,444      $  253,935      $  215,633
Insurance Telemarketing                             108,417             5,015         250,976           5,015
Real Estate & Loans                                      --                --              --          25,528
                                               ------------      ------------      ----------      ----------
Total Revenue                                       219,314           131,459         504,911         246,176
                                               ------------      ------------      ----------      ----------
Expenses:
Operating & marketing expense                       197,128           144,725         427,470         270,524
General and administrative                           24,535            15,026          70,404          45,082
                                               ------------      ------------      ----------      ----------
Total expenses                                      221,663           159,751         497,874         315,606
                                               ------------      ------------      ----------      ----------

Other Income
  Interest Income                                     2,382                --           2,853           6,218
                                               ------------      ------------      ----------      ----------
Net Income (Loss)                              $         33      $  ( 28,292)      $    9,890      $  (63,211)
                                               ============      ============      ============    ===========


Per Share information
Weighted average common shares outstanding       23,398,040        22,817,000       23,398,040      22,817,000
                                               ============      ============      ===========     ===========

Loss per common share, basic and diluted       $      0.000      $     (0.001)     $     0.004     $    (0.001)
                                               ============      ============      ===========     ===========





                          TIME ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Nine Months Ended
                                                                       March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                            2009         2008
                                                             ----------- -----------

Net income                                                 $   9,890     $  (63,211)
 Issuance of stock for Compensation                               --         14,233

Adjustments to reconcile net loss to net cash
  used in operating activities                                    --             --
Depreciation and amortization                                  3,600          4,800
 (Increase) in Accounts Receivable                           ( 3,536)            --
Increase (decrease) in Accounts payable- related party      (114,324)      (171,035)
Increase (decrease) in Accounts payable                        5,786          8,322
Increase in Deferred Revenue                                      --             --
Increase (decrease) in Accrued Expenses                           --        (25,357)
                                                           ---------      ---------
Net cash flows used by operations                            (98,584)      (232,248)
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                  --             --
                                                           ---------      ---------
Cash Flows from Investing Activities:
  Purchase of Assets                                              --             --
                                                           ---------      ---------
Net cash flows used for investing activities                      --             --
                                                           ---------      ---------

Cash Flows from financing activities                              --             --
       Issuance of stock for cash                          ---------      ---------

Net cash flows used by financing activities                       --             --
                                                           ---------      ---------

Net Increase (Decrease)in Cash                               (98,584)      (232,248)
                                                           ---------      ---------

Cash and Cash Equivalents at Beginning period                268,141        501,037
                                                           ---------      ---------
Cash and Cash Equivalents at End of period                 $ 169,557      $ 268,789
                                                           =========      =========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services            $      --             --
                                                           =========      =========

                                        6





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

Total income for the three months ended March 31, 2009 was $221,697 an increase of 66.6%, or $90,238, compared to the $131,459 for the three months ended December 31, 2007. Total income for the nine months ended March 31, 2009 was $507,764 an increase of 101.2%, or $255,369, compared to the $252,395 for the nine months ended December 31, 2007.
                                       11

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


Profit (loss) contribution. There was no profit (loss) contribution for the lending segment for three months and nine months ended March 31, 2009.
..

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

Date:    May 21, 2009                 TIME LENDING, CALIFORNIA, INC.

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