Form 10-K/A
period 2008-06-30
TIME ASSOCIATES, INC.
filed 2009-07-28
CIK 1137005

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                EXPLANATORY NOTE

         We are filing this Amendment to our Form 10-K for the fiscal year ended June 30, 2008 in response to certain comments made by the staff of the SEC. In response to such comments, we have (i) amended Item 8A (Controls and Procedures) and (ii) filed new Section 302 certifications of our chief executive officer and chief financial officer (Exhibits 31.1 and 31.2, respectively) that include the introductory language in paragraph 4 and paragraph 4(b). We have also corrected certain minor grammatical or typographical errors throughout this Amendment.

         Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on October 14, 2008

TABLE OF CONTENTS


                                     PART 1

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           6

Item 3.     Legal Proceedings                                                 6

Item 4.     Submission of Matters to a Vote of Security Holders               6


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities           7

Item 6.     Management's Discussion and Analysis or Plan of Operation         7

Item 7.     Financial Statements                                             10

Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       22

Item 8A.    Controls and Procedures                                          22

Item 8B.    Other Information                                                22


                                    PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons
              And Corporate Governance; Compliance with Section 16(a)
              of the Exchange Act                                            23

Item 10.    Executive Compensation                                           24

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     25

Item 12.    Certain Relationships and Related Transactions, and Director
              Independence                                                   25

Item 13.    Exhibits                                                         25

Item 14.    Principal Accountant Fees and Services                           26

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Time Lending, California, Inc., and subsidiaries as of June 30, 2008, and the results of it's operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/ Jaspers + Hall, PC
Denver, Colorado
October 14, 2008

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
-------------------------------------

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


                         TIME LENDING, CALIFORNIA, INC.
                      Consolidated Statements of Cash Flows
                          For the Years Ended June 30,


                                                            2008         2007
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  (43,987)   $(41,282)
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                          4,800        4,800
      Issuance of stock for compensation                     1,433           --
      Changes in assets and liabilities:
           (Increase in Accounts receivable)               (10,161)           -
           (Increase) in Note receivable                        --           --
           Increase (Decrease) in Accounts payable         ( 8,512)    ( 17,314)
           (Decrease) in Accounts payable-related parties (189,291)           -
           (Increase) in Note Payable- employee             25,000           --
           Increase (Decrease) in Accrued expenses         (25,357)      25,225
                                                         ---------    ---------

      Net cash provided (used) by operating activities    (232,896)    ( 29,571)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of Assets                                      -      (2,010)
                                                         ---------    ---------

      Net cash (provided) used by investing activities          --      (2,010)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Stock                       --           --
                                                         ---------    ---------

      Net cash provided by financing activities                 --           --
                                                         ---------    ---------

Net Increase in Cash and Cash Equivalent                  (232,896)     (31,581)

Cash and Cash Equivalents at Beginning of Year             501,037      532,618
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 268,141    $ 501,037
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
     Interest                                            $      --    $      --
                                                         =========    =========
     Income Taxes                                        $      --    $      --
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.


                                        TIME LENDING, CALIFORNIA, INC.
                           Consolidated Statement of Stockholders' Equity (Deficit)


                                                 COMMON STOCK         Additional     Retained        Total
                                            -----------------------     Paid-in      Earnings    Stockholders'
                                              Shares       Amount       Capital      (Deficit)      Equity
                                            ----------   ----------   ----------    ----------    ----------
July 1, 2000                                 4,000,000   $    4,000   $   (3,999)   $       --    $        1

Issuance for stock for Cash June 15, 2001    1,000,000        1,000         (750)           --           250

Net Loss for Year                                   --           --           --        (7,508)       (7,508)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2001                      5,000,000        5,000       (4,749)       (7,508)       (7,257)

Net Profit for Year                                 --           --           --         2,252         2,252
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2002                      5,000,000        5,000       (4,749)       (5,256)       (5,005)
                                            ----------   ----------   ----------    ----------    ----------

Issuance of stock for services 5/03          4,800,000        4,800       (3,600)           --         1,200

Net Loss for Year                                   --           --           --        (3,299)       (3,299)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2003                      9,800,000   $    9,800   $   (8,349)   $   (8,555)   $   (7,104)
                                            ==========   ==========   ==========    ==========    ==========
Issuance of stock for compensation             200,000          200         (150)           --            50

Issuance of stock for cash                     222,000          222       10,978            --        11,200

Issuance of stock for compensation             828,000          828        7,452            --         8,280

Issuance of stock for cash                     116,000          116        5,684            --         5,800

Issuance of stock for compensation           1,600,000        1,600       14,400            --        16,000

Net Loss for Year                                   --           --           --        (5,279)       (5,279)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2004                     12,766,000   $   12,766   $   30,015    $  (13,834)   $   28,947
                                            ----------   ----------   ----------    ----------    ----------
Issuance of stock for compensation          10,004,000       10,004       90,016            --       100,020
Net Loss for Year                                   --           --           --       (88,159)      (88,159)
                                            ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2005                     22,770,000       22,770      120,031      (101,993)   $   40,808
                                            ----------   ----------   ----------    ----------    ----------
Issuance of stock for cash                      47,040           47       12,000            --        12,047
Net Profit for Year                                 --           --           --         1,000         1,000

Balance - June 30, 2006                     22,817,040   $   22,817   $  132,031    $ (100,993)   $   53,855
                                            ----------   ----------   ----------    ----------    ----------

Net Profit for Year                                 --           --           --       (41,282)      (41,282)
                                            ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2007                     22,817,040   $   22,817   $  132,031    $ (142,275)   $   12,027
                                            ----------   ----------   ----------     ----------    ---------
Issuance of stock for compensation           1,581,000        1,581       12,652             -        14,233
Net Loss for Year                                    -            -            -       (43,987)      (43,987)
                                            ----------   ----------   ----------    -----------    ---------
Balance June 30, 2008                       24,398,040       24,398      144,683      (186,262)    $ (17,727)
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

Time Lending, California, Inc. was incorporated under the laws of the State of California on November 5th of 1996. Time Lending, California is a real estate loan broker licensed under the California Department of Real Estate. A share exchange agreement dated June 7, 2000 effective July 21, 2000 was entered into between Time Financial Services, Inc. (TIMF) a Nevada corporation, Time Lending, California, a wholly-owned subsidiary of TIMF, INTERRUPTION Television, Inc. a Nevada corporation (ITV) and Interruption Television PTE LTD a wholly-owned subsidiary of ITV. In this share exchange agreement and asset sale and purchase contract, Time Financial Services, Inc. sold all shares of Time Lending, California to Michael F. Pope and Philip C. La Puma, at the appraised value of one dollar. This acquisition was done utilizing the purchase method. Time Lending, California issued the total one thousand authorized shares of no par value common stock evenly to the purchasers. Time Lending California shareholders declared a 1,000 to 1 forward split of the common stock on December 29, 2000. Time Lending, California shall indemnify and hold harmless ITV and its officers, directors, successors and assigns, from and against and in respect of any and all losses, costs, liabilities, claims, penalties, damages and expenses resulting from, in connection with or arising out of any breach of any representation, warranty or covenant made by Time Financial Services, Inc.

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


STOCK BASED COMPENSATION

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires That companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair market value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through June 30, 2008 have been fair value.

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
                                                      =========    =========

NOTE 4 - OPERATING LEASES:
         -----------------

The Company leases office space under an operating lease agreement, which expires November 1,2008. Future minimum lease commitments as of June 30, 2008 are as follows:


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
                                                          ============

NOTE 6 - CAPITAL STOCK TRANSACTIONS:
         --------------------------

The authorized common stock of the Company is 20,000,000 shares at $.001 par value and 20,000 shares of preferred stock at $.001 par value. In May 2005 the Company amended their Articles of Corporation to increase the authorized common stock of the Company to be 200,000,000 and the preferred stock to be 20,000,000. On May 20, 2005 the Company authorized a 4:1 forward split for the common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split. In December 2005 the Company issued 47,040 shares of common stock for cash of $12,000. No stocks were issued in 2008. In 2008,

NOTE 7 - FINANCIAL ACCOUNTING DEVELOPMENTS:
         ----------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2008, based on these criteria.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only two people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation. Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

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

Michael F. Pope, age 59, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from
                                      22
California State University, Long Beach. He holds a real estate brokers license in the State of California.

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


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2008 shown below.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock by all stockholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Each stockholder named has sole voting and investment power with respect to his or its shares. This table does not include options not exercisable within 60 days of the date of this prospectus. As of June 30, 2008, there were 22,817,040 shares of common stock issued and outstanding.

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
1786 N. Pheasant St
Anaheim, CA 92867


(1) Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 30, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.


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

Date: July 24, 2009                    TIME LENDING, CALIFORNIA, INC.

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

    SIGNATURE                        TITLE                              DATE
    ---------                        -----                              ----

/s/ Michael F. Pope       President and Director                   July 24, 2009
Michael F. Pope           (PRINCIPAL EXECUTIVE OFFICER)

/s/ Philip C. La Puma     Treasurer (PRINCIPAL FINANCIAL           July 24, 2009
Philip C. La Puma         OFFICER AND PRINCIPAL ACCOUNTING
                          OFFICER), Secretary and Director