Form 10-K
period 2009-06-30
TIME ASSOCIATES, INC.
filed 2009-11-12
CIK 1137005

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file |_|                           Accelerated filer  |_|
Non-accelerated filer |_|                    Smaller reporting company  |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

The registrant's revenues for its most recent fiscal year were $646,932.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock at $0.10 per share as of September 15, 2009 was $333,212.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 24,398,040 as of September 15, 2009. The registrant has no outstanding non-voting common equity.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

Note: The year ended June 30, 2008 and June 30, 2009 were audited for this report by our auditors Ronald R. Chadwick, P.C.Certified Public Accountant as required. This requirement led to the delay in filing this report.

TABLE OF CONTENTS


                                     PART 1

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           5

Item 3.     Legal Proceedings                                                 5

Item 4.     Submission of Matters to a Vote of Security Holders               5


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities           6

Item 6.     Selected Financial Data                                           6

Item 7      Management's Discussion and Analysis or Plan of Operation         7

Item 7A     Quantitative And Qualitative Disclosures About Market Risk        9


Item 8.     Financial Statements                                             10

Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       22

Item 9A.    Controls and Procedures                                          22

Item 9B.    Other Information                                                22




                                    PART III

Item 10.     Directors, Executive Officers, Promoters, Control Persons
             And Corporate Governance                                        23

Item 11.    Executive Compensation                                           24

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     25

Item 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                     26


Item 14.    Principal Accountant Fees and Services                           26


Item 15.    Exhibits                                                         27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

         We, Time Associates, Inc. ("we", "Time Associates" or the "Company"), are engaged through our two divisions in the telemarketing for the insurance agencies and direct mailing for mortgage companies.

         Time Associate's direct mail marketing division is a full service direct mail marketing service which prints and mails mortgage solicitations to potential home borrowers on behalf of mortgage companies to generate mortgage leads to help them increase their mortgage business.

         Time Associate's telemarketing division is a full service telemarketing service which schedules appointments for generating expiration dates and appointments for insurance agencies to bid on commercial policies for insurance producers to build their business.

         Our principal executive offices are located at 1580 N. Batavia Street, Suite #2, Orange, California 92867 and our phone number is (714)288-5901.

Organization
------------

         Our Company was organized under the laws of the state of California on November 5, 1996 as Renet Services, Inc. The name was changed to Time Lending, California, Inc. on August 4, 1998 and we reincorporated in the state of Nevada in December, 2000 by merging with Time Lending, California, Inc., a Nevada corporation. Time Lending, California, Inc. was formerly the wholly-owned subsidiary of Time Financial Services, Inc., a Nevada public company. A share exchange agreement was signed between Time Financial Services, Inc. and Interruption Television, Inc., a company which has a high growth potential as a supplier of television content to the television markets of Asia, pursuant to which the share exchange transaction was completed on July 20, 2000. As a part of that transaction, Time Lending California, Inc. was sold to the management (Messrs. Pope and La Puma) and all Time Financial Services, Inc. shares held by Time Lending, California, Inc. were cancelled. Time Lending was the wholly owned subsidiary of Time Financial. Time Lending was the operating company with all income and operations occurring within Time Lending for Time Financial. On March 16, 2009 the Company name was changed to Time Associates, Inc. The trading symbol was changed to "TIAS."

         Mr. Pope was President and a Director and Mr. La Puma was the CFO and a Director of Time Financial up to July 20, 2000 when they resigned. They held the same positions in Time Lending and remain so in Time Associates.

SUBSIDIARIES OF TIME ASSSOCIATES

         Time Associates owns 50% of three subsidiaries. The remaining shares are owned equally by Mike Pope and Philip La Puma.

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

         Time Marketing Associates Inc. was incorporated in Nevada on July 27, 2000. It is a 50% owned subsidiary of Time Lending. Its business is addressing via computer printers, a mailing piece for mortgage lenders and brokers. Time Marketing operates under the DBA of Signature Marketing. Through Signature Marketing, we prepare and mail direct mail pieces for mortgage companies to borrowers. The Time Marketing subsidiary offers direct mail product alternatives to the primary two part snap out mailer of Time Lending under the its dba Signature Marketing. Additionally, Time Marketing does the telemarketing for insurance Agencies. This company provides marketing data and appointments for insurance Clients.

Business Overview
-----------------

         Time Associates is a marketing company, which offers different products and services for each business.

         Time Associates' direct marketing (d.b.a.: Signature Marketing) is a full service direct mail, and telemarketing service which prints and mails mortgage solicitations to potential home borrowers on behalf of mortgage companies to generate mortgage leads to help them increase their mortgage business and telemarkets for commercial insurance agencies.

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

         Time Associates' experienced management strives to maintain a low overhead which allows it to be very cost competitive and always in the market. Time Associates is able to keep fixed expenses and administrative expenses low, because of shared use facilities including rent, equipment leases and use of part time production employees available as needed.

REGULATION

         We will be subject to regulation by numerous federal and state governmental authorities. In California we are regulated by the California Department of Real Estate (DRE) and have been issued a corporate brokers license with Michael Pope as the broker-officer. The only approval required in the State of California to become a mortgage broker is the issuance of a real estate brokers license. The DRE controls all mortgage advertising in California. Each state has their own rule of mortgage advertising. The Federal Housing and Urban Development Agency (H.U.D.) controls all required disclosure for mortgage advertising. While still licensed, the Company no longer brokers loans.

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

COMPETITION

         The competition in each segment is as always strong, yet, we are able to remain competitive in price and service. Management with its combined fifty years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now in significant decline from the last two years. Mortgage interest rates are around 5% and should increase to about 6.5% by year end. We believe that year 2009 will be a down mortgage refinance year. Our opinion is based upon the Mortgage Banking Association publishes statistics and forecasts of mortgage originations on a national basis on their web site www.mbaa.org. The MBA charts show originations declining for the remainder of the year and through 2009. In our opinion, in this type of market, the major problem is competition for a smaller market. Many brokers have gone out of business with the drop in real estate values and the lack of sub prime lenders.

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

         The direct mail business of Time Associates concentrates on providing mailings for small to medium sized mortgage broker of which there are many thousands across the country. There are many direct mailers that can service this market, but we are one of a few that consistently advertise in the mortgage trade magazines that cater to this market nationally. Our client base reaches to most states in the country and will grow through continued advertising that we currently do. We also maintain competitive prices and good service, but the market has shrunk and the direct mail business will be down for this next year.

         The brokering of real estate loans is highly competitive. There are over 73,000 brokers nationally with over 14,000 brokers in California alone. The use of its own direct mail marketing experience enables Time to compete for loans by targeting potential borrowers. The Time Associates also faces competition when attempting to acquire real estate, including competition from individuals, other investors and brokers. The real estate industry tends to be highly competitive and fragmented. Successful competitors rely on advertising to generate business. This is the area of Time's expertise. The marketing segment is very competitive with hundreds of companies nationally that offer brokers leads for loans. Time Associates uses its experience in marketing to generate its own leads and networks with data suppliers to obtain referrals of mortgage brokers who need to advertise to compete. The Management segment does not compete for outside business and is dependent on the real estate purchased by Time Associates.

Item 1 A Risk Factors

         Not required for small businesses.

Item 1 B Unresolved Staff Comments.

         None.

ITEM 2. DESCRIPTION OF PROPERTIES.

         Our facility in Orange, California is 2300 square feet of office and production Space which includes the workplace for the computers and printers used for addressing and mailing the direct mail pieces. We maintain our executive and administrative offices in the Orange, California facility. We moved to this facility in December 2005. It provides increased space at a lower rent. Our lease payments in fiscal 2008 were $27,975. Our lease payments in fiscal 2009 were $28,814. The facility in Orange, California is leased though December 2009.

         We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available after January 2010. We have no assurance that future terms would be as favorable as our current terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

         During the year ended June 30, 2009, the name change was submitted to a vote of our common stockholders. The name change was approved by a written majority of shareholders and was effective March 16, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

         Our common stock trades on NASD's over-the-counter market, the Bulletin Board under the symbol "TIAS". Our common stock has been trading sporadically since August, 2004. As of September 15, 2009 there were 85 holders of our common stock. The closing price of our common stock as of September 15, 2009 was $0.10 per share. As of May 20, 2005, we effected a 4-for-1 forward stock split of our common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split.

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

RECENT SALES OF UNREGISTERED SECURITIES

         None

ITEM 6: SELECTED FINANCIAL DATA

                                    BALANCE SHEET
                 Year ended June 30,2008 is restated. See financials.

                                                   Fiscal Year Ended
                                  June 30, 2007      June 30, 2008       June 30, 2009
                                  -------------      -------------      -------------

Total Assets                      $     521,770      $     304,796      $     205,229

Total Liabilities                       509,197            315,007            224,087

Stockholders Equity (Deficit)            (7,220)*          (10,555)           (20,234)

  *Restated for Minority Interest

                                RESULTS OF OPERATIONS
                Year ended June 30,2008 is restated. See financials.

                                                Fiscal Year Ended
                                       June 30, 2007     June 30, 2008     June 30, 2009
                                       ------------      ------------      ------------

Total Revenues                         $  1,036,361      $    356,197      $    646,932

Total Expenses                         $  1,077,643      $    467,194      $    656,611

Net Income(Loss)                       $    (41,282)     $    (88,635)     $     (9,679)


Weighted Average Stock Outstanding       22,793,584        23,936,915        24,398,040

Earnings (Loss)per Share before Tax    $         (*)     $         (*)     $         (*)
-----------
*Less than $.01


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Company Overview
----------------

         Time Associates' Signature Marketing Division does direct mail for mortgage companies. This business has slowed significantly from prior years because of the melt down of financial markets. Signature has turned to a new market, telemarketing for commercial insurance agencies. This insurance marketing was initiated January 2008 and the results below reflect a startup of 18 months. The Signature Marketing web site is www.signaturemktg.net.


Time Associates' Fiscal Year Ended June 30, 2009 compared to Fiscal Year Ended June 30, 2008 - Audited.
-------------------------------------------------------------------------------

The year ended June 30, 2008 was re-audited for this report. This discussion compares Re-audited figures. Income. Total income increased from $380,845 for the fiscal year ended June 30, 2008 to $646,932 for the fiscal year ended June 30, 2009 an increase of $266,087 or 70%. This increase was due to the growth in revenue in our Insurance telemarketing segment and a slight increase in direct mail sales.

Expenses. Expenses increased from $469,480 for the fiscal year ended June 30, 2008 to 646,932 for the fiscal year ended June 30, 2009 up $178,452 representing a 38.0% increase. This increase in expenses was due to increase operating expenses due to increased direct mail production and increased postage expenses.

Net profit (loss) before tax. The net (loss) for the fiscal year ended June 30, 2009 was($9,679) a decrease of ($28,795) from the ($88,635) net loss for the fiscal year ended June 30, 2008. The reason for the decrease was due to increased revenue.

Marketing Segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry and tele-marketing for commercial insurance agencies.

Direct Mail Marketing Income increased $63,812 from $287,838 to $$351,650. Income for the telemarketing increased $277,784 from $54,845 to $332,629 for the fiscal year ended June 30, 2009.

Expenses for the marketing segment. Expenses increased $256,076 to $692,357 for the fiscal year ended June 30, 2009 compared to $370,414 for the fiscal year ended June 30, 2009.

This increase was due to Insurance Tele-Marketing growth and increased postage costs.

Profit (Loss) for the marketing segment. Profit (Loss) contribution from the marketing segment was ($5,134) )for the fiscal year ended June 30, 2008 compared to the ($3.607) for the fiscal year ended June 30, 2009.

Lending segment. This segment is the origination and brokering of real estate Loans and other real estate activities. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. Income for the lending segment was $27,292 for the fiscal year ended June 30, 2008.There was no income for this segment for the fiscal year ended June 30, 2009. This was due to dropping this segment in 2008 due to the mortgage market decline.

Expenses for the lending segment were $66,246 for the fiscal year ended June 30, 2008.

The lending segment had a loss of ($40,718) for the fiscal year ended June 30, 2008.

Management segment. This segment is the revenue and expenses associated with residential properties purchased and maintained for sale, and real estate broker activities excluding real estate loans. There was no income in this segment for the fiscal year ended June 30, 2008or 2009.

This segment no longer be reported.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $170,300 at June 30, 2009. We have funded our expenses from operations.

All of our capital requirements will have to come from operations. There are no significant capital expenditure required for the next 12 months.

We do not have any identified capital resources. Moreover, we do not have any arrangements with investment banking firms or institutional lenders.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TIME ASSOCIATES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                             JUNE 30, 2009 AND 2008

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Time Associates, Inc.
Orange, California

I have audited the accompanying consolidated balance sheets of Time Associates, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Associates, Inc. as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, management determined in the current year that certain expense recordings in 2008 should have been made. Accordingly, the 2008 financial statements have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                             /s/ Ronald R. Chadwick, P.C.
November 6, 2009                             RONALD R. CHADWICK, P.C.

                                   TIME ASSOCIATES, INC.
                                Consolidated Balance Sheets
                                          June 30,


                                                                     2009           2008
                                                                   ---------      ---------
ASSETS:
-------

CURRENT ASSETS:
   Cash and cash equivalents                                       $ 170,300      $ 273,242
   Accounts Receivable                                                21,184         10,161
                                                                   ---------      ---------

TOTAL CURRENT ASSETS                                                 191,484        283,403
                                                                   ---------      ---------

PROPERTY AND EQUIPMENT:
  Net of accumulated depreciation                                     13,745         21,393
                                                                   ---------      ---------

TOTAL FIXED ASSETS                                                    13,745         21,393
                                                                   ---------      ---------

TOTAL ASSETS                                                       $ 205,229      $ 304,796
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:


CURRENT LIABILITIES:
   Accounts payable                                                $  24,587      $  16,506
   Related party payables                                            129,469        249,560
   Accounts payable - credit line                                     19,120         21,434
   Notes Payable - related party                                      50,000         25,000
   Accrued expenses                                                      911            172
   Capital Lease Obligations                                           2,335
                                                                   ---------      ---------

TOTAL CURRENT LIABILITIES                                            224,087        315,007
                                                                   ---------      ---------

TOTAL LIABILITIES                                                    224,087        315,007
                                                                   ---------      ---------

MINORITY INTEREST                                                      1,376            344
                                                                   ---------      ---------
STOCKHOLDERS' EQUITY/(DEFICIT):

   Preferred stock, $.001 par value; 20,000,000 shares
    authorized, none issued and outstanding                               --             --
   Common stock, $.001 par value; 200,000,000 shares
    authorized, 24,398,040 issued and outstanding June 30,2008        24,398         24,398
    and 2009. Additional Paid-in Capital                             195,957        195,957
   Retained earnings (deficit)                                      (240,589)      (230,910)
                                                                   ---------      ---------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                 (20,234)       (10,555)
                                                                   ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           205,229      $ 304,796
                                                                   =========      =========


         The accompanying notes are an integral part of these financial statements.





                              TIME ASSOCIATES, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,

                                                   2009               2008
                                               -------------      -------------

REVENUE:

   Marketing income                            $     683,629      $     342,684
   Loan Origination fees                                   0             10,440
   Real Estate sales commissions                           0             16,852
   Refunds and discounts                             (36,697)           (13,779)
                                               -------------      -------------

TOTAL REVENUE                                        646,932            356,197
                                               -------------      -------------

COSTS AND EXPENSES:

   Loan officer commissions                                0                515
   Operating costs & marketing expenses              579,597            407,379
   General and administrative                         76,840             78,749
   Minority Income                                    (1,032)           (19,449)
                                               -------------      -------------

TOTAL OPERATING EXPENSES                             655,405            467,194
                                               -------------      -------------

OTHER INCOME (EXPENSE):
   Interest Income                                     2,936             24,648
   Interest Expense                                   (4,142)            (2,286)
                                               -------------      -------------
TOTAL OTHER INCOME(EXPENSES)                          (1,206)            22,362
                                               -------------      -------------


NET INCOME (LOSS)                              $      (9,679)     $     (88,635)
                                               =============      =============

BASIC PROFIT (LOSS) PER SHARE                  $          (*)     $          (*)
                                               =============      =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         24,398,040         23,936,915
                                               =============      =============
*Less than $.01

   The accompanying notes are an integral part of these financial statements.

                                       13





                             TIME LENDING, CALIFORNIA, INC.
                         Consolidated Statements of Cash Flows
                              For the Years Ended June 30,

                                                               2009             2008
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $    (9,679)     $   (88,635)
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                              7,648            7,440
      Issuance of stock for compensation                            --           85,300
      Changes in assets and liabilities:
           (Increase)in Accounts receivable                    (11,023)         (10,161)
           (Decrease) in Accounts payable                     (111,271)        (218,737)
            Minority Interest                                    1,032          (19,449)
                                                           -----------      -----------

      Net cash provided (used) by operating activities        (123,293)        (244,242)
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Net cash (provided) used by investing activities              --               --
                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Capital lease obligation                             (2,335)          (4,499)
           Notes Payable - borrowings                           25,000           25,000
           Notes Payable - payments                             (2,314)          (4,043)
                                                           -----------      -----------

      Net cash provided by financing activities                 20,351           16,458
                                                           -----------      -----------

Net Increase in Cash and Cash Equivalent                      (102,942)        (227,784)

Cash and Cash Equivalents at Beginning of Year                 273,242          501,026
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $   170,300      $   273,242
                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
     Interest                                              $     1,845      $     1,791
                                                           ===========      ===========
     Income Taxes                                          $        --      $        --
                                                           ===========      ===========



       The accompanying notes are an integral part of these financial statements.





                                                TIME ASSOCIATES, INC.
                              Consolidated Statements of Stockholders' Equity (Deficit)


                                              Common Stock              Additional       Retained          Total
                                      ----------------------------        Paid-in        Earnings       Stockholders'
                                        Shares           Amount           Capital        (Deficit)         Equity
                                      -----------      -----------      -----------     -----------      -----------

Balance - June 30, 2007                22,817,040      $    22,817      $   132,031     $  (142,275)     $    12,573

Minority interest adjustment                                                (19,793)                         (19,793)
                                      -----------      -----------      -----------     -----------      -----------

Re-stated Balance - June 30, 2007      22,817,040      $    22,817      $   112,238     $  (142,275)     $    (7,220)

Issuance of stock for services          1,581,000            1,581           83,719                           85,300

Net Loss for Year                                                                           (88,645)         (88,645)
                                      -----------      -----------      -----------     -----------      -----------
Balance June 30, 2008                  24,398,040           24,398          195,957        (230,910)     $   (10,555)

Net Loss for Year                                                                            (9,679)          (9,679)
                                      -----------      -----------      -----------     -----------      -----------

Balance June 30, 2009                  24,398,040           24,398          195,957        (240,589)     $   (20,234)
                                      ===========      ===========      ===========     ===========      ===========


                     The accompanying notes are an integral part of these financial statements.


                                                         15



                              TIME ASSOCIATES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND PRESENTATION:
         ------------------------------

Time Associates, Inc. (the "Company")was originally incorporated in November 1996 in California under the name Time Lending, California, Inc. In December 2000 the Company was redomiciled through a merger as a Nevada corporation. In March 2009 the Company changed its name from Time Lending, California, Inc. to Time Associates, Inc. The Company is in the business of providing direct marketing and mortgage lending services.

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of Time Associates, Inc. and its subsidiaries. The subsidiaries, Time Management, Inc., Time Marketing Associates, Inc., and Tenth Street, Inc. are owned 50% by Time Associates, Inc. and 50% by officers and shareholders of Time Associates, Inc. The subsidiaries have been consolidated at 50% ownership due to the level of control held by the parent through common officers and shareholders. All intercompany accounts and transactions have been eliminated in consolidation.

MINORITY INTEREST
-----------------

The Company's subsidiaries have 50% shareholders, accounted for by the Company as minority interests. Should any allocation of proportionate net losses to the minority interests result in a negative capital balance to the minority interests, subsequent losses and gains are charged 100% to the Company until such time as the minority interests' capital accounts reach a positive balance.

REVENUE RECOGNITION
-------------------

Marketing Income is from direct mail marketing projects and is recorded when the project is completed and shipped. Prices are agreed between the Company and its customer at the time of the order. Shipment is usually within 3-5 days from ordering. Telemarketing fees are recognized when received.

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

ACCOUNTS RECEIVABLE
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2009 and 2008 the Company had no balance in its allowance for doubtful accounts.

                              TIME ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 and 2008

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

           Equipment - Printer & Bursters                             5 years

Depreciation expense for 2009 and 2008 was $7,648 and $7,440.

USE OF ESTIMATES
-----------------

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

PRODUCTS AND SERVICES, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS
-----------------------------------------------------------

The Company earns revenue primarily from the sale of direct marketing services, but does not separate sales of different marketing services into operating segments. All sales each year were domestic and to external customers.

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

STOCK BASED COMPENSATION
------------------------

The Company has adopted for footnote disclosure purposes SFAS No. 123(R), which requires That companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair market value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through June 30, 2009 have been fair value.

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

                              TIME ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND PRESENTATION (CONT):
         -------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS
------------------------------------

The carrying value of the Company's financial instruments, as reported in the Accompanying balance sheets, approximates fair value.


NOTE 2 - PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment consisted of the following at June 30, 2009:

              Equipment - Printers and Bursters                $  41,776
                                                               ---------
              Less:  Accumulated depreciation                    (28,031)
                                                               ---------
                                                               $  13,745
                                                               =========


         Property and equipment consisted of the following at June 30, 2008:

              Equipment - Printers and Bursters                $  41,776
                                                               ---------
              Less:  Accumulated depreciation                    (20,383)
                                                               ---------
                                                               $  21,393
                                                               =========


NOTE 3 - FEDERAL INCOME TAXES
         ---------------------

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

At June 30, 2009 and 2008 the Company had net operating loss carryforwards of approximately $240,000 and $230,000 which begin to expire in 2021. The deferred tax asset of $48,000 and $46,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2008 was $2,000 and $18,000.


NOTE 4 - LEASES
         ------

The Company leases office space under an operating lease which expires in December 2009 with payments of $2,400 per month. The Company also carries various office equipment leases which expire from December 2010 through February 2011 and carry payments of approximately $1,480 per month plus costs. Lease expense under all operating leases for 2009 and 2008 was approximately $56,000 and $52,000. Future minimum required payments under all operating leases are as follows for fiscal year end June 30: 2010 $32,356, 2011 $10,248, Total $42,604.

The Company in January 2007 entered into a capital lease for office equipment. The lease required payments of $395 per month for 24 months, or $9,480 total, and contained a bargain purchase option. The Company capitalized the equipment underlying the lease at its present value $9,000 using an imputed discount rate of 5%. Interest expense under the lease in fiscal year 2008 was $240, with remaining imputed interest payable at June 30, 2008 of $37. Interest expense in fiscal year 2009 was $37, with the lease being paid off in December 2008.

                              TIME ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 and 2008



NOTE 5 - NOTES PAYABLE
         -------------

The Company at June 30, 2009 and 2008 had notes payable outstanding to an officer $25,000 and $50,000, unsecured and due on demand, with one note for $25,000 bearing no interest and one for $25,000 bearing interest at 4% adjustable. Interest expense under the notes in 2009 and 2008 was $783 and $0, with accrued Interest payable at June 30, 2009 of $783.

The Company carries a revolving line of credit with a bank, bearing interest at variable rates and requiring minimum monthly payments, with an outstanding balance at June 30, 2009 and 2008 of $19,120 and $21,434. Interest expense under the credit line in 2009 and 2008 was approximately $1,800 and $1,960.

NOTE 6 - RELATED PARTY TRANSACTIONS
         --------------------------

The Company at June 30, 2009 and 2008 owed officers $129,469 and $249,560 for commissions and working capital advances.

NOTE 7 - GOING CONCERN
         -------------

The Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues from sales of its direct marketing services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

                              TIME ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 and 2008


NOTE 8. RESTATEMENT

The Company changed auditors after filing its 10K SB for the year ended June 30, 2008. The SEC ruled that for any subsequent filing requiring audited 2008 statements that the financial statements must be re-audited. This resulted in the following changes to the June 30, 2008 financial statements:

Year 2008 (Fiscal year ended June 30, 2008)     Prior to          Adjustment             After
                                               Adjustment           Amount            Adjustment
                                              -------------      -------------      -------------
Cash & cash equivalents                       $     268,141      $       5,101      $     273,242

Fixed Assets - Net                                   15,935              5,458             21,393

Accounts Payable                                    286,037              1,463            287,500

Capital lease obligations                                 0              2,335              2,335

Additional Paid in capital                          144,683             51,274            195,957

Retained earnings(deficit)                         (185,883)           (45,027)          (230,910)

Minority interest -subsidiary                             0                344                344

RE Commissions Income                                15,088              1,764             16,852

General & administrative expenses                     8,928             72,451             81,379

Interest income                                      24,461                187             24,648

Net income                                          (43,608)           (45,027)           (88,635)

Amor. & depreciation - cash flow                      4,800              2,640              7,440

Notes payable - cash flow                            25,000             (4,043)            20,957

Accounts payable - cash flow                        197,424             68,814            266,238

Accrued expenses  cash flow                         (25,357)            25,357                  0

Capital lease obligation - cash flow                      0              4,499              4,499

Minority interest in sub. - cash flow                     0             19,449             19,449

Compensatory stock issuances  - cash flow            14,233             71,067             85,300

Cash at end of year - cash flow                     268,141              5,101            273,242


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication INTERNAL CONTROL OVER FINANCIAL REPORTING - GUIDANCE FOR SMALLER PUBLIC COMPANIES. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2009, based on these criteria.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended June 30, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age      Position                  Since
----                ---      --------                  -----
Michael F. Pope     60       Director                  March 1996
                             President                 August 1996
Philip C. La Puma   70       Director                  March 1996
                             Secretary                 August 1996
                             Treasurer                 August 1996
Victoria A. Pope    61       Director                  January 1997

The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director of officer has been previously employed is an affiliate, parent, or subsidiary of the Company.

Business Experience
-------------------

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael F. Pope, age 60, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State University, Long Beach. He holds a real estate brokers license in the State of California.

Philip C. La Puma, age 70, has been Director of the Company since March 1996 and Secretary/Treasurer since August 1996. Mr. La Puma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 61, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past ten years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2008 shown below.

Name &                             Annual      Compensation      Long Term
Principal Position   Period        Salary         Bonus           Options
------------------   ------        ------         -----           -------

Michael F. Pope     6/30/2009      $60,000          0                0
Director            6/30/2008      $60,000          0                0
President           6/30/2007      $60,000*         0                0

Philip C. La Puma   6/30/2009      $60,000          0                0
Director            6/30/2008      $60,000          0                0
Sec.-Treasurer      6/30/2007      $60,000*         0                0

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2009, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014

 for two years ended June 30, 2009.

                                                          2009
                                                        ---------
             Audit Fees: (1)                            $  11,000
             Audit-Related Fees (2)                           --
             Tax Fees: (3)                                    --
             All Other Fees: (4)                              --
                                                        ---------
                 Total                                  $  11,000
                                                        =========

(1) Audit Fees: Fees for professional services performed by Ronald R. Chadwick, P.C.. for the audit of our annual financial statements and review of financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8.

(2) Audit-Related Fees:. Ronald R. Chadwick, P.C.. did not provide any audit-related services.

(3) Tax Fees: Ronald R. Chadwick, P.C.. did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

(4) All Other Fees: Ronald R. Chadwick, P.C. did not provide other permissible work for us that does not meet the above category descriptions.

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

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

     22.      Subsidiaries of Registrant*

--------------
* Previously filed with the Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2009                 TIME LENDING, CALIFORNIA, INC.

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


    SIGNATURE                             TITLE                               DATE
    ---------                             -----                               ----
/s/ Michael F. Pope            President and Director                    November 10, 2009,
Michael F. Pope                (PRINCIPAL EXECUTIVE OFFICER)

/s/ Philip C. La Puma          Treasurer (PRINCIPAL FINANCIAL            November 10, 2009
                               OFFICER AND PRINCIPAL ACCOUNTING
                               OFFICER), Secretary and Director