Form 10-Q
period 2009-09-30
TIME ASSOCIATES, INC.
filed 2009-11-16
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2009
                               ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------

                        Commission File Number: 333-59114

                          TIME ASSOCIATES, INC.
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

Large accelerated Filer [  ]                   Accelerated filer [  ]
Non-accelerated filer[ ](Do not check if a smaller reporting company) Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[ ] No [X]

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of September 30, 2009: 24,398,040 shares.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Associates, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2008. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2009 and its results of operations and its cash flows for the three months ended September 30, 2009 and 2008.


                                   TIME ASSOCIATES, INC.
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 2009

                                                              September 30,      June 30,
                                                               (Unaudited)        2009
                                                               ----------       ----------
CURRENT ASSETS
Cash and Cash equivalents                                      $  176,346       $  170,300
Accounts Receivable                                                19,004           21,184
                                                               ----------       ----------
Total current assets                                              195,350          191,484

Fixed assets,
     Net Fixed Assets                                              11,834           13,745
       Net of accumulated depreciations                              --               --
                                                               ----------       ----------
     Total Fixed Assets                                            11,834           13,745
                                                               ----------       ----------
                                                               $  207,183       $  205,229
TOTAL ASSETS                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                               $   23,419       $   24,587
Accounts payable - related parties                                129,469          129,469
Accounts payable - credit line                                     18,256           19,120
Note Payable - Employee                                            50,000           50,000
Accrued expenses                                                      911              911
Capital Lease Obligations                                            --              2,335
                                                               ----------       ----------
Total Current Liabilities                                         222,055          224,087
                                                               ----------       ----------
TOTAL LABILITIES                                               $  222,055       $  224,087
                                                               ----------       ----------
MINORITY INTEREST                                                   1,436            1,376
                                                               ----------       ----------
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 24,398,040 issued and outstanding,
                                                                   24,398           24,398

Additional Paid-in Capital                                        195,957          195,957
Retained earnings (deficit)                                      (236,663)        (240,589)
                                                               ----------       ----------
Total stockholders' equity                                        (16,308)         (20,234)
                                                               ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  207,183       $  205,229
                                                               ==========       ==========
See notes to consolidated financial statements


                              TIME ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                PERIODS AS SHOWN

                                                          (Unaudited)
                                                        3 Months Ended
                                                         September 30:
                                                     2009              2008
                                                ------------       ------------
Revenue:
Marketing income                                $    158,100       $    124,632
Loan income                                             --                 --
                                                ------------       ------------
Total Revenue                                        158,100            124,632

Expenses:
General & marketing expense                          136,085            125,961
General and administrative                            17,748              4,474
                                                ------------       ------------
Total expenses                                       153,833            130,435
                                                ------------       ------------
Gain (Loss) from Operations                            4,267             (5,803)
Other Income (Expense)
    Interest  Expense                                   (473)            (2,637)
    Interest Income                                      191               --
                                                ------------       ------------
Income (Loss) before provision
 For income tax                                 $      3,985       $     (8,440)
                                                ============       ============

Loss per common share, basic and diluted        $          *       $          *
                                                ============       ============

Weighted average common shares outstanding        24,398,040         23,936,915
                                                ============       ============
  * Less than $.01 value

See notes to consolidated financial statements



                                                  TIME ASSOCIATES, INC.
                                Consolidated Statements of Stockholders' Equity (Deficit)


                                              Common Stock              Additional       Retained          Total
                                      ----------------------------        Paid-in        Earnings      Stockholders'
                                         Shares           Amount          Capital        (Deficit)         Equity
                                      -----------      -----------      -----------     -----------      -----------

Balance - June 30, 2007                22,817,040      $    22,817      $   132,031     $  (142,275)     $    12,573

Minority interest adjustment                                                (19,793)                         (19,793)
                                      -----------      -----------      -----------     -----------      -----------

Re-stated Balance - June 30, 2007      22,817,040      $    22,817      $   112,238     $  (142,275)     $    (7,220)

Issuance of stock for services          1,581,000            1,581           83,719                           85,300

Net Loss for Year                                                                           (88,645)         (88,645)
                                      -----------      -----------      -----------     -----------      -----------
Balance June 30, 2008                  24,398,040           24,398          195,957        (230,910)     $   (10,555)

Net Loss for Year                                                                            (9,679)          (9,679)
                                      -----------      -----------      -----------     -----------      -----------

Balance June 30, 2009                  24,398,040           24,398          195,957        (240,589)     $   (20,234)

Net Profit for the period.                   --               --               --             3,985            3,985
                                      -----------      -----------      -----------     -----------      -----------
Balance March 31, 2009                 24,398,040           24,398          195,957        (236,604)     $   (16,249)
                                      ===========      ===========      ===========     ===========      ===========


                     The accompanying notes are an integral part of these financial statements.



                              TIME ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                               Three Months Ended
                                                                 September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                          2009            2008
                                                            ---------       ---------
Net income                                                  $   3,985       $  (8,440)
Adjustments to reconcile net loss to net cash
  used in operating activities                                   --              --
Depreciation and amortization                                   1.912           1,200
Issuance of stock for Compensation                               --              --
(Increase) in Accounts Receivable                               1,193          (3,700)
Increase (decrease) in Accounts payable                        (1,168)        (25,333)
Increase (decrease) in Accounts payable- related party           --            (4,857)
Increase (decrease) in Accrued Liabilities                       --            45,643
 Capital One Credit Line                                         (864)           --
                                                            ---------       ---------
Net cash used by operations                                     5,057           4,513
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                 --
                                                            ---------       ---------
Net cash provided by financing activities                        --
                                                            ---------       ---------
Net Increase in Cash and Cash Equivalent                        5,057           4,513

Cash and Cash Equivalents at Beginning of Period              170,301         267,141
                                                            ---------       ---------
Cash and Cash Equivalents at End of Period                  $ 175,358       $ 272,654
                                                            =========       =========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services             $    --              --
                                                            =========       =========
See notes to consolidated financial statements

                          TIME ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009
                                   (Unaudited)

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

Results Of Operations

Time Associates, Inc.(formally Time Lending California, Inc.) was formerly the wholly-owned, operating subsidiary of Time Financial Services, Inc., a Nevada corporation. A share exchange transaction pursuant to the share exchange agreement signed between Time Financial Services, Inc. and Interruption Television, Inc., a Nevada corporation, was completed on July 20, 2000. As a part of that transaction, Time Lending, California, Inc. was sold to the management (comprised of Messrs. Pope and La Puma) and all Time Financial shares held by Time Lending, California, Inc. were cancelled.

We became independently owned on July 20, 2000 following the share exchange transaction described above. Up to that date we were the only operating, wholly-owned subsidiary of Time Financial Services, Inc. and all financial statements reported by Time Financial Services, Inc. were consolidated statements of which Time Lending, California represented 100% of the operating activities.

Company Overview

Time Associates, Inc. is now in business marketing with direct mail for mortgage broker to originate first and second loans secured by real estate through deeds of trust and mortgages. In addition, Time Associates telemarkets for insurance brokers. Time Associates has three subsidiaries. Time Marketing Associates, Inc., a Nevada corporation, which is engaged in the business of direct mail marketing. Time Marketing's mailing piece generates mortgage leads for mortgage broker and lender clients across the country. Tenth Street Inc., a Nevada corporation, is engaged in the business of brokering mailing lists for direct mail. This business compliments Time Marketing by selling targeted mailing lists to Time Lending and its clients.

Time Management Inc., a Nevada corporation, is engaged in the business of managing real estate properties owned by Time Associates. The Company no longer owns any real property.

Three months ended September 30, 2009 compared to three months ended September 30, 2008 (Unaudited).

During the three months ended September 30, 2009, the mortgage market has begun to hit bottom as reported by the Mortgage Bankers Association of America. With the demise of the sub-prime market the direct mail marketing segment, which is targeted to mortgage brokers, came to a near standstill. Loan commissions declined as the mortgage secondary market was in disarray. Time Associates stopped doing real estate loans. Through its Signature Marketing D.B.A. Time Marketing continued it growth into the insurance agency telemarketing business. Signature Marketing creates expiration date lists and appointments for independent insurance agents. Signature Marketing still produces mailings for Mortgage Companies that are offering FHA loans to homeowners.

Total income for the three months ended September 30, 200 was $158,100 an increase of 26.8%, or $33,468, compared to the $124,632 for the three months ended September 30, 2008.

Expenses. Total expenses increased 17.9% or $23,398 to $153,833 for the three months ended September 30, 2009, compared to $130,435 for the three months ended September 30, 2008. Most of the increase was the result of increased marketing sales cost.

Net profit/(loss) before tax. The (loss) for the three months ended September 30, 2009 was $3,985, an increase of 147.0%, or $12,425 compared to a loss of ($ 8,440) for the three months ended September 30, 2008.

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. In addition, it covers the telemarketing services to independent insurance agents. This represented 100% 0f revenues for this quarter.

Expenses. 100 % of expenses for this segment were attributed to this segment for the three months ended September 30, 2009.

Profit (Loss) contribution. 100% of the Profit (Loss) contribution was from the marketing segment.


Lending segment. There was no revenue for this segment this quarter.

Real estate segment. There was no revenue for this segment this quarter.

Management segment. This segment is property management and other income including miscellaneous consulting fees. There was no revenue for this segment for this quarter.

ITEM 4T - Controls and Procedures

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

On October 15, 2008, the Board of Directors of Time Lending, California, Inc. (the "Registrant") accepted the resignation of Jasper + Hall PC as its auditors. The Board of Directors of the Registrant accepted approved the appointment of Ronald R. Chadwick, P.C, Certified Public Accountant, 2851 South Parker Road, Suite 720, Aurora, Colorado 80014, as its new auditors. The Registrant does not have an audit committee other than the members of the Board of Directors.

The 2008 financial statement were re audited and Restatement was filed in the 10 K filed for period ended June 03, 2009

During the Registrant's fiscal years 2008-2009 audit, and during the interim period there have been no past disagreements between the Registrant and Ronald
R. Chadwick, P.C., on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

The audit reports provided by the Registrant's auditors, Ronald R. Chadwick, P.C., for the fiscal years ended June 30, 2008 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles.

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

Date:    November 16, 2009                 TIME LENDING, CALIFORNIA, INC.

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