Form 10-Q
period 2009-12-31
TIME ASSOCIATES, INC.
filed 2010-02-12
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2009
                               ---------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer , a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer" and "smaller or a smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [_]                   Accelerated filer [_]
Non-accelerated filer[_]                      Smaller reporting company[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[_] No [X]

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of December 31, 2009: 24,398,040 shares.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         4
(b)      Consolidated Statements of Operations                               5
(c)      Consolidated Statement of Shareholders' Equity (deficit)            6
(d)      Consolidated Statements of Cash Flows                               7
(e)      Notes to Financial Statements                                       8

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    9

Item 4T. Controls and Procedures                                            10

PART II. OTHER INFORMATION                                                  11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.


SIGNATURES AND CERTIFICATES                                                  12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Associates, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2009. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2009 and its results of operations and its cash flows for the three months ended December 31, 2009 and 2008, and the six months ended December 31, 2009 and 2008.


                                   TIME ASSOCIATES, INC.
                                CONSOLIDATED BALANCE SHEET
                                    December 31, 2009

                                                                            June 30,
                                                            (Unaudited)      2009
                                                            ----------    ----------
                                           ASSETS
CURRENT ASSETS
Cash and Cash equivalents                                   $   85,375    $  170,300
Accounts Receivable                                             30,053        21,184
                                                            ----------    ----------
Total current assets                                           115,428       191,484

Fixed assets,
     Net Fixed Assets                                           10,451        13,745
       Net of accumulated depreciations                      ---------    ----------
     Total Fixed Assets                                         10,451        13,745
                                                            ----------    ----------
                                                            $  125,879    $  205,229
TOTAL ASSETS                                                ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     -    $   24,587
Accounts payable - related parties                              91,813       129,469
Accounts payable - credit line                                  17,440        19,120
Note Payable - Employee                                         62,559        50,000
Accrued expenses                                                   911           911
Capital Lease Obligations                                            -         2,335
                                                            ----------    ----------
Total Current Liabilities                                      172,723       224,087
                                                            ----------    ----------
TOTAL LABILITIES                                            $  172,723    $  224,087
                                                            ----------    ----------
MINORITY INTEREST                                                1,376         1,376
                                                            ----------    ----------
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 24,398,040 issued and outstanding,
                                                                24,398        24,398

Additional Paid-in Capital                                     195,957       195,957
Retained earnings (deficit)                                   (267,199)     (240,589)
                                                            ----------    ----------
Total stockholders' equity                                     (48,220)      (20,234)
                                                            ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  125,879    $  205,229
                                                            ==========    ==========
See notes to consolidated financial statements
                                            4

                                             TIME ASSOCIATES, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                PERIODS AS SHOWN

                                                          (Unaudited)                     (Unaudited)
                                                         3 Months Ended                  6 Months Ended
                                                         December 31:                     December 31:
                                                     2009             2008           2009             2008
                                                 ------------    ------------     ------------    ------------
Revenue:
Marketing income                                    $123,691       $ 161,120       $  281,774       $ 285,752
Loan income                                                -               -                -               -
                                                    --------       ---------       ----------       ---------
Total Revenue                                        123,691         161,120          281,774         285,752
Expenses:
General & marketing expense                          136,001         111,950          272,497         237,911
General and administrative                            17,661          22,447           35,409          29,558
                                                    --------       ---------       ----------       ---------

Total expenses                                       153,662         134,397          307,906         267,469
                                                    --------       ---------       ----------       ---------
Gain (Loss) from Operations                          (29,971)         26,723          (26,132)         18,283
Other Income (Expense)
Interest  Expense                                       (580)                          (1.053)
Interest Income                                          122             471              313             471
                                                    --------       ---------       ----------       ---------
Income (Loss) before provision
 For income tax                                  $   (30,429)      $  27,194       $  (26,871)      $  18,754
                                                 ===========       =========       ==========       =========


Loss per common share, basic and diluted         $         *      $        *       $         *      $        *
                                                 ===========       =========       ==========       =========

Weighted average common shares outstanding        24,398,040      24,398,040       24,398,040      24,398,040
                                                 ===========       =========       ==========       =========

  * Less than $.01 value
                                        5

                          TIME ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Six Months Ended
                                                               December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                        2009         2008
                                                         ---------    ---------
Net income                                               $ (26,871)   $  18,574
Adjustments to reconcile net loss to net cash
  used in operating activities                                   -            -
Depreciation and amortization                                3,295        2,400
Issuance of stock for Compensation                               -            -
(Increase) in Accounts Receivable                           (9,985)     (13,710)
Increase (decrease) in Accounts payable                    (62,243)      33,650
Increase (decrease) in Accounts payable- related party      12,559     (139,612)
Increase (decrease) in Accrued Liabilities                       -           --
 Capital One Credit Line                                    (1,680)           -
                                                         ---------    ---------
Net cash used by operations                                (84,925)     (98,698)
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock for cash                                 -            -
                                                         ---------    ---------
Net cash provided by financing activities                        -            -
                                                         ---------    ---------
Net Increase in Cash and Cash Equivalent                   (84,925)     (98,698)

Cash and Cash Equivalents at Beginning of Period           170,301      268,141
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  85,275    $ 169,443
                                                         =========    =========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services         $        -            -
                                                         =========    =========
See notes to consolidated financial statements


                                                 TIME ASSOCIATES, INC.
                               Consolidated Statements of Stockholders' Equity (Deficit)


                                              Common Stock              Additional       Retained          Total
                                      ----------------------------        Paid-in        Earnings       Stockholders'
                                        Shares           Amount           Capital        (Deficit)         Equity
                                      -----------      -----------      -----------     -----------      -----------

Balance - June 30, 2007                22,817,040      $    22,817      $   132,031     $  (142,275)     $    12,573

Minority interest adjustment                                                (19,793)                         (19,793)
                                       ----------      -----------      -----------     -----------      -----------

Re-stated Balance - June 30, 2007      22,817,040      $    22,817      $   112,238     $  (142,275)     $    (7,220)

Issuance of stock for services          1,581,000            1,581           83,719                           85,300

Net Loss for Year                                                                           (88,645)         (88,645)
                                       ----------      -----------      -----------     -----------      -----------
Balance June 30, 2008                  24,398,040           24,398          195,957        (230,910)     $   (10,555)

Net Loss for Year                                                                            (9,679)          (9,679)
                                       ----------      -----------      -----------     -----------      -----------
Balance June 30, 2009                  24,398,040           24,398          195,957        (240,589)     $   (20,234)

Net Loss for the period.                     --                --             --            (27,986)         (27,986)
                                       ----------      -----------      -----------     -----------      -----------
Balance December 31, 2009              24,398,040           24,398          195,957        (268,575)     $   (48,220)
                                       ==========      ===========      ===========     == ========      ===========


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

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.
                                       10

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

Three months and six months ended December 31, 2009 compared to three months and six months ended December 31, 2008 (Unaudited).

During the three months ended December 31, 2009, the mortgage market home values continued to fall, but sales of single family homes began to increase over 2009 lows as reported by the Mortgage Bankers Association of America. The direct mail marketing segment, which is targeted to mortgage brokers, continued its decline. The direct mail business is declining as loan brokers are being culled from the market. Time Associates stopped doing any real estate loans. Through its Signature Marketing D.B.A. Time Marketing continued it growth into the insurance agency telemarketing business. Signature Marketing creates expiration date lists and appointments for independent insurance agents. Signature Marketing still produces mailings for Mortgage Companies that are offering FHA loans to homeowners. The decline in insurance marketing revenues resulted from unusual charge backs of sales already booked.

Total income for the three months ended December 31, 2009 was $123,601 a decrease of 23.3%, or -$37,519, compared to the $161,120 for the three months ended December 31, 2008. Total income for the six months ended December 31, 2008 was $280,659 a decrease of -1.8%, or $-5,093, compared to the $285,752 for the six months ended December 31, 2008.


Expenses. Total expenses increased 14.8% or $19,845 to $ 154,242 for the three months ended December 31, 2009, compared to $ 134,397 for the three months ended December 31, 2008. Most of the increase was the result of exceptional charge backs and marketing sales cost. Total expenses increased 14.7% or $39,490 to $308,959 for the six months ended December 31, 2009, compared to $ 269,469 for the six months ended December 31, 2008. Most of the increase was the result of increased marketing sales cost.

Net profit/(loss) before tax. The profit(loss) for the three months ended December 31, 2009 was ($30,429), an increase of 11.9%, or $54,197 compared to a loss of ($27,194) for the three months ended December 31, 2008. The profit(loss) for the six months ended December 31, 2009 was ($ 27,986), a decrease of -249%, or $46,740 compared to a profit of $18,754 for the six months ended December 31, 2008

Marketing segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry, mostly medium to small mortgage companies. In addition, it covers the telemarketing services to independent insurance agents. This represented 100% 0f revenues for this quarter.

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

Income: There was no Loan broker income for the three months and six ended December 31, 2009 or in 2008.

Expenses. There were no expenses for the lending segment for the three or six months ended December 31, 2009.

Profit (loss) contribution. There was no profit (loss) contribution for the lending segment for three or six months ended December 31, 2009. .

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended December 31, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

Date:    February 12, 2010                 TIME ASSOCIATES, INC., INC.

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