Form 10-Q
period 2010-03-31
TIME ASSOCIATES, INC.
filed 2010-05-12
CIK 1137005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2010
                               ---------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------

                        Commission File Number: 333-59114

                          TIME ASSOCIATES, INC.
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

            Nevada                                           33-0730042
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

          580 N. Batavia #2, Orange, California             92867
    ---------------------------------------------       --------------
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

Large accelerated Filer [  ]                   Accelerated filer [  ]
Non-accelerated filer[ ](Do not check if a smaller reporting company) Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[ ] No [X]

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of March 31, 2010: 24,398,040 shares.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Associates, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2009. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2010 and its results of operations and its cash flows for the three months ended March 31, 2010 and 2009, and the nine months ended March 31, 2010 and 2009.


                                   TIME ASSOCIATES, INC.
                                CONSOLIDATED BALANCE SHEET
                                    March 31, 2010

                                                                            June 30,
                                                           (Unaudited)       2009
                                                            ----------    ----------
CURRENT ASSETS
Cash and Cash equivalents                                   $   92,096    $  170,300
Accounts Receivable                                             34,644        21,184
                                                            ----------    ----------
Total current assets                                           126,740       191,484

Fixed assets,
     Net Fixed Assets                                            9,068        13,745
       Net of accumulated depreciations                             --            --
     Total Fixed Assets                                          9,068        13,745
                                                            ----------    ----------
                                                            $  135,808    $  205,229
TOTAL ASSETS                                                ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                    --    $   24,587
Accounts payable - related parties                              91,394       129,469
Accounts payable - credit line                                  17,158        19,120
Note Payable - Employee                                         62,559        50,000
Accrued expenses                                                   911           911
Capital Lease Obligations                                           --         2,335
                                                            ----------    ----------
Total Current Liabilities                                      172,022       224,087
                                                            ----------    ----------
TOTAL LABILITIES                                            $  172,022    $  224,087
                                                            ----------    ----------
 STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares
 Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares,
  $.001 par value, and 24,398,040 issued and outstanding,
                                                                24,398        24,398

Additional Paid-in Capital                                     195,957       195,957
Retained earnings (deficit)                                   (256,569)     (240,589)
                                                            ----------    ----------
Total stockholders' equity                                     (36,214)      (20,234)
                                                            ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  135,808    $  205,229
                                                            ==========    ==========
See notes to consolidated financial statements
                                            4


                                           TIME ASSOCIATES, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                             PERIODS AS SHOWN

                                                      (Unaudited)                   (Unaudited)
                                                    3 Months Ended                9 Months Ended
                                                       March 31:                     March 31:
                                                 2010            2009            2010             2009
                                             ------------    ------------    ------------    ------------
Revenue:
Marketing income                             $    106,942    $    219,314    $    387,481    $    504,911
Loan income                                            --              --              --              --
                                             ------------    ------------    ------------    ------------
Total Revenue                                     106,942         219,314         387,481         504,911
Expenses:
General & marketing expense                        80,848         197,042         360,056         424,147
General and administrative                         14,179          24,535          41,877          70,404
                                             ------------    ------------    ------------    ------------

Total expenses                                     95,027         221,557         402,933         494,521
                                             ------------    ------------    ------------    ------------
Gain (Loss) from Operations                        11,915          (2,263)        (15,452)         10,360
Other Income (Expense)
Interest  Expense                                  (1,205)            (86)         (2,257)         (3,323)
Interest Income                                        40           2,382             353           2,853
                                             ------------    ------------    ------------    ------------
Income (Loss) before provision
 For income tax                              $     10,750    $         33    $    (17,356)   $      9,890
                                             ============    ============    ============    ============

Loss per common share, basic and diluted     $          *    $          *    $          *    $          *
                                             ============    ============    ============    ============

Weighted average common shares outstanding     24,398,040      24,398,040      24,398,040      24,398,040
                                             ============    ============    ============    ============
  * Less than $.01 value

                          TIME ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine Months Ended
                                                                March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                       2010           2009
                                                         ---------    ---------
Net income                                               $ (17,356)   $   9,890
Adjustments to reconcile net loss to net cash
  used in operating activities                                  --           --
Depreciation and amortization                                4,678        3,600
Issuance of stock for Compensation                              --           --
(Increase) in Accounts Receivable                          (13,460)      (3,536)
Increase (decrease) in Accounts payable                    (62,662)
Increase (decrease) in Accounts payable- related party      12,559     (114,324)
Increase (decrease) in Accrued Liabilities                      --           --
 Capital One Credit Line                                    (1,962)          --
                                                         ---------    ---------
Net cash used by operations                                (78,204)
      Issuance of stock for cash                                --           --
                                                         ---------    ---------
Net cash provided by financing activities                       --           --
                                                         ---------    ---------
Net Increase in Cash and Cash Equivalent                   (78,204)     (98,584)

Cash and Cash Equivalents at Beginning of Period           170,300      268,141
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  92,096    $ 169,557
                                                         =========    =========

NON-CASH TRANSACTIONS
   Common stock issued in exchange for services          $      --           --
                                                         =========    =========
See notes to consolidated financial statements



                                                 TIME ASSOCIATES, INC.
                               Consolidated Statements of Stockholders' Equity (Deficit)


                                              Common Stock              Additional       Retained          Total
                                      ----------------------------        Paid-in        Earnings       Stockholders'
                                        Shares           Amount           Capital        (Deficit)         Equity
                                      -----------      -----------      -----------     -----------      -----------

Balance - June 30, 2007                22,817,040      $    22,817      $   132,031     $  (142,275)     $    12,573

Minority interest adjustment                                                (19,793)                         (19,793)
                                      -----------      -----------      -----------     -----------      -----------

Re-stated Balance - June 30, 2007      22,817,040      $    22,817      $   112,238     $  (142,275)     $    (7,220)

Issuance of stock for services          1,581,000            1,581           83,719                           85,300

Net Loss for Year                                                                           (88,645)         (88,645)
                                      -----------      -----------      -----------     -----------      -----------
Balance June 30, 2008                  24,398,040           24,398          195,957        (230,910)     $   (10,555)

Net Loss for Year                                                                            (9,679)          (9,679)
                                      -----------      -----------      -----------     -----------      -----------

Balance June 30, 2009                  24,398,040           24,398          195,957        (240,589)     $   (20,234)

Minority interest adjustment                                                                                   1,376

Net Loss for the period.                     --                --             --            (17,356)         (17,356)
                                       ----------        ----------        ----------      ----------      ----------
Balance March 31, 2010                 24,398,040           24,398          195,957        (257,945)      $  (36,214)
                                       ===========      ===========      ===========     ===========      ===========


                     The accompanying notes are an integral part of these financial statements.




                          TIME ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010
                                   (Unaudited)

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

Three months and nine months ended March 31, 2010 compared to three months and nine months ended March 31, 2009 (Unaudited).

During the three months ended March 31, 2010, the mortgage market continued to fall, but sales of single family homes began to increase over 2009 lows as reported by the Mortgage Bankers Association of America. The direct mail marketing segment, which is targeted to mortgage brokers, continued its decline. The direct mail business is declining as loan brokers are being culled from the market. Time Associates stopped doing any real estate loans. Through its Signature Marketing D.B.A. Time Marketing continued it growth into the insurance agency telemarketing business. Signature Marketing creates expiration date lists and appointments for independent insurance agents. Signature Marketing still produces mailings for Mortgage Companies that are offering FHA loans to homeowners. The decline in insurance marketing revenues resulted from seasonal declines and were finally affected by the slow economy.

Total income for the three months ended March 31, 2010 was $106,942 a decrease of (51.1%), or ($112,372), compared to the $219,314 for the three months ended March 31, 2009. Total income for the nine months ended March 31, 2010 was 387,481 a decrease of (23.3%), or ($117,430), compared to the $504,911 for the nine months ended March 31, 2009.


Expenses. Total expenses decreased (57.1%) or ($126,530) to $ 95,027 for the three months ended March 31, 2010, compared to $ 221,557 for the three months ended March 31, 2009. Total expenses decreased (18.5%) or ($91,588) to $402,933 for the nine months ended March 31, 2010, compared to $ 494,521 for the nine months ended March 31, 2009. Most of the decrease was the result of decreased sales.

Net profit/(loss) before tax. The profit(loss) for the three months ended March
 31, 2010 was $10,750, an increase of 324.8%, or $10,717 compared to a profit of $ 33 for the three months ended March 31, 2009. The profit (loss) for the nine months ended March 31, 2010 was $(17,356), a decrease of (275%), or ($27,256)
compared to a profit of $9,890 for the nine months ended March 31, 2009

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

Income: There was no Loan broker income for the three months and nine ended March 31, 2010 or in 2009.

Expenses. There were no expenses for the lending segment for the three or nine months ended March 31, 2010.

Profit (loss) contribution. There was no profit (loss) contribution for the lending segment for three or nine months ended March 31, 2010.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended March 31, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

The audit reports provided by the Registrant's auditors, Ronald R. Chadwick, P.C., for the fiscal years ended June 30, 2009 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles.

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

Date:    May 12, 2010                 TIME ASSOCIATES, INC., INC.

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