Form 10-K
period 2010-06-30
TIME ASSOCIATES, INC.
filed 2010-09-28
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 333-59114

TIME ASSOCIATES, INC.
(Name of small business issuer in its charter)

NEVADA	33-0730042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4440 PGA Blvd. Suite 600 Palm Beach, FL	33410
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (including area code): (888) 720-2112

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒|

The registrant's revenues for its most recent fiscal year were $646,932.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock at $4.90 (post-split) ($0.07 pre-split) per share as of August 17, 2010 was $784,377.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 348,649 as of September 15, 2010. The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

Item 1.	Description of Business	1

Item 1A.	Risk Factors	3

Item 1B.	Unresolved Staff Comments	3

Item 2.	Description of Property	3

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	4

Item 6.	Selected Financial Data	5

Item 7.	Management's Discussion and Analysis or Plan of Operation	6

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	7

Item 8.	Financial Statements	8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9

Item 9A.	Controls and Procedures	9

Item 9B.	Other Information	9

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons And Corporate Governance	10

Item 11.	Executive Compensation	12

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13

Item 13.	Certain Relationships and Related Transactions, and Director Independence	13

Item 14.	Principal Accountant Fees and Services	13

Item 15.	Exhibits	14

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

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

Our principal executive offices were located at 1580 N. Batavia Street, Suite #2, Orange, California 92867 until July, 2010.  Our current address is 4440 PGA Blvd. suite 600Palm Beach, FL 33410, and our phone number is (888) 720 2112.

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

Tenth Street Inc. was incorporated in Nevada March 23, 1997 by Michael Pope and was inactive until it was acquired by Time Lending and activated as a subsidiary on December 20, 2000. The shares of common stock of Tenth Street, Inc. were issued to us in consideration for payment of incorporation expenses. Time Associates owns 50% of Tenth Street. Tenth Street is set up as the list management company. Tenth Street plans to grow its data sales brokering business as the Tenth Street has a minor role in the resale of data purchased from address list companies. When there is revenue and expenses, it is included in the direct mail segment and represents less than 1% of the total.

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

COMPETITION

The competition in each segment is as always strong, yet, we are able to remain competitive in price and service. Management with its combined fifty years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now in significant decline from the last two years. Mortgage interest rates are around 5% and should remain to year end. We believe that year 2011 will be a down mortgage refinance year. Our opinion is based upon the Mortgage Banking Association publishes statistics and forecasts of mortgage originations on a national basis on their web site www.mbaa.org. The MBA charts show originations declining for the remainder of the year and through 2010. In our opinion, in this type of market, the major problem is competition for a smaller market. Many brokers have gone out of business with the drop in real estate values and the lack of sub prime lenders.

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

Item 1A.   Risk Factors

Not required for small business companies.

Item 1B.   Unresolved Staff Comments.

None.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our facility in Orange, California is 2300 square feet of office and production Space which includes the workplace for the computers and printers used for addressing and mailing the direct mail pieces. We maintain our executive and administrative offices in the Orange, California facility. We moved to this facility in December 2005. It provides increased space at a lower rent. Our lease payments in fiscal 2010 were $25,200. Our lease payments in fiscal 2009 were $28,814. The facility in Orange, California is leased though January 2011.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available after January 2011. We have no assurance that future terms would be as favorable as our current terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

Our common stock trades on NASD's over-the-counter market, the Bulletin Board under the symbol "TIAS". Our common stock has been trading sporadically since August, 2004. As of September 15, 2010 there were 85 holders of our common stock. The closing price of our common stock as of September 15, 2010 was $0.10 per share. As of May 20, 2005, we effected a 4-for-1 forward stock split of our common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the forward stock split.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6: SELECTED FINANCIAL DATA

BALANCE SHEET

			Fiscal Year Ended
	June 30, 2008		June 30, 2009	June 30, 2010

Total Assets	$304,796		$205,229	$102,741

Total Liabilities	315,007		224,087	187,255

Stockholders Equity (Deficit)	(10,555	)*	(20,234)	(84,514)

*Restated for Minority Interest

RESULTS OF OPERATIONS
Year ended June 30,2008 is restated. See financials.

			Fiscal Year Ended
	June 30, 2008		June 30, 2009		June 30, 2010

Total Revenues	$356,197		$646,932		$485,011

Total Expenses	$467,194		$656,611		$545,279

Net Income(Loss)	$(88,635)		$(9,679)		$(64,280)

Weighted Average Stock Outstanding	23,936,915		24,398,040		24,398,040

Earnings (Loss)per Share before Tax	$(	*)	$(	*)	$(	*)
*Less than $.01

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act)". We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "goal," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

•	our ability to achieve and maintain profitability and obtain additional working capital, if required;
•	our ability to successfully implement our business plans;
•	our ability to attract and retain strategic partners and alliances;
•	our ability to hire and retain qualified personnel;
•	the risks of uncertainty of real estate and mortgage markets;
•	risks associated with existing and future governmental regulation to which we are subject; and
•	uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

Time Associates' Fiscal Year Ended June 30, 2010 compared to Fiscal Year Ended June 30, 2009 - Audited.

Income. Total income decreased from $646,932 for the fiscal year ended June 30, 2009 to $485,011 for the fiscal year ended June 30, 2010 a decrease of $161,921 or (25%). This decrease was due to the growth in revenue in our Insurance telemarketing segment and a large decrease in direct mail sales.

Expenses. Expenses decreased from $646,932 for the fiscal year ended June 30, 2009 to$545,279 for the fiscal year ended June 30, 2010 down ($101,653) representing a (15.7%) decrease. This decrease in expenses was due to decreased operating expenses due to decreased direct mail production and decreased postage expenses.

Net profit (loss) before tax. The net (loss) for the fiscal year ended June 30, 2010 was($60,268) a decrease of ($51,795) from the ($9,679) net loss for the fiscal year ended June 30, 2009. The reason for the increase was due to decreased revenue in the direct mail business.

Marketing Segment. The marketing segment is the preparation and mailing of direct mail advertising for the mortgage industry and tele-marketing for commercial insurance agencies.

Direct Mail Marketing Income decreased $129,783 from $351,000 to $221,217. Income for the telemarketing decreased ($58,930) from $331,839 to $272,909 for the fiscal year ended June 30, 2010.

Expenses for the marketing segment. Expenses decreased $101,653 to $545,279 for the fiscal year ended June 30, 2010 compared to $646,932 for the fiscal year ended June 30, 2009.

This decrease was due to lower Insurance Tele-Marketing and decreased postage costs.

Profit (Loss) for the marketing segment. Profit (Loss) contribution from the marketing segment was ($3.607)for the fiscal year ended June 30, 2009 compared to the ($52,822) for the fiscal year ended June 30, 2010.

Lending segment. This segment is the origination and brokering of real estate Loans and other real estate activities. This requires a real estate brokers license in California. Time Lending is so licensed with Michael F. Pope as the broker officer. There was no income for this segment for the fiscal year ended June 30, 2009 or 2010. This was due to dropping this segment in 2008 due to the mortgage market decline.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $87,646 at June 30, 2010. We have funded our expenses from operations.

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
JUNE 30, 2010 AND 2009

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Time Associates, Inc.
Orange, California

I have audited the accompanying consolidated balance sheets of Time Associates, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Associates, Inc. as of June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
September 20, 2010	RONALD R. CHADWICK, P.C.

TIME ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
AUDITED

	June 30,	June 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and Cash equivalents	$87,646	$170,300
Accounts Receivable	7,939	21,184
Total current assets	95,585	191,484
Fixed assets,
Net Fixed Assets	7,156	13,745
Net of accumulated depreciations
Total Fixed Assets	7,156	13,745
TOTAL ASSETS	$102,741	$205,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$24,587
Accounts payable – related parties	106,755	129,469
Accounts payable – credit line	16,681	19,120
Note Payable – Employee	62,559	50,000
Accrued expenses	1,260	911
Total Current Liabilities	187,255	224,087
TOTAL LIABILITIES	187,255	224,087
MINORITY INTEREST	0	1,376
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares, $.001 par value, and 24,398,040 issued and outstanding,	24,398	24,398

Additional Paid-in Capital	195,957	195,957
Retained earnings (deficit)	(304,869)	(240,589)
Total stockholders' equity	(84,514)	(20,234)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,741	$205,229

The accompanying notes are an integral part of these financial statements.

TIME ASSOCIATES, INC.
Consolidated Statements of Operations
For the Years Ended June 30,

	2010	2009

REVENUE:

Marketing income	$494,126	$683,629
Refunds and Discounts	(9,115)	(36,697)

TOTAL REVENUE	485,011	646,932

COSTS AND EXPENSES:

Operating costs & marketing expenses	467,458	579,597
General and administrative	79,197	76,840
Minority Income	(1,376)	(1,032)

TOTAL OPERATING EXPENSES	545,279	646,932

(LOSS) FROM OPERATIONS	(60,268)	(8,473)

OTHER INCOME:
Interest Income	394	2,936
Interest Expense	(4,406)	(4,142)

TOTAL OTHER INCOME (EXPENSE)	(4,012)	(1,206)

NET INCOME (LOSS)	$(64,280)	$(9,679)

BASIC PROFIT (LOSS) PER SHARE	$( *)	$( *)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	24,398,040	24,398,040

*Less than $.01

The accompanying notes are an integral part of these financial statements.

TIME ASSOCIATES, INC.
Consolidated Statements of Cash Flows
For the Years Ended June 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,280)	$(9,679)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,589	7,648
Changes in assets and liabilities:
(Increase) in Accounts receivable	13,245	(11,023)
(Decrease) in Accounts payable	(46,953)	(111,271)
Minority Interest	(1,376)	1,032

Net cash provided (used) by operating activities	(92,775)	(123,293)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (provided) used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligation	-	2,335)
Notes Payable - borrowings	12,559	25,000
Notes Payable - payments	(2,438)	(2,314)

Net cash provided by financing activities	10,121	20,351

Net Increase in Cash and Cash Equivalent	(82,654)	(102,942)

Cash and Cash Equivalents at Beginning of Year	170,300	273,242

	$87,646	$170,300

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$1,983	$1,845
Income Taxes	$-	$--

 The accompanying notes are an integral part of these financial statements.

TIME ASSOCIATES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance June 30, 2008	24,398,040	$24,398	$195,957	$(230,910)	$(10,555)

Net Loss for Year	--	--	--	(9,679)	(9,679)

Balance June 30, 2009	24,398,040	$24,398	$195,957	$(240,589)	$(20,234)

Net Loss for the Year.	--	--	--	(64,280)	(64,280)
Balance June 30, 2010	24,398,040	$24,398	$195,957	$(304,869)	$(84,514)

The accompanying notes are an integral part of these financial statements.

TIME ASSOCIATES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND PRESENTATION:

Time Associates, Inc. (the "Company")was originally incorporated in November 1996 in California under the name Time Lending, California, Inc. In December 2000 the Company was re-domiciled through a merger as a Nevada corporation. In March 2009 the Company changed its name from Time Lending, California, Inc. to Time Associates, Inc. The Company is in the business of providing direct marketing and mortgage lending services.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Time Associates, Inc. and its subsidiaries. The subsidiaries, Time Management, Inc., Time Marketing Associates, Inc., and Tenth Street, Inc. are owned 50% by Time Associates, Inc. and 50% by officers and shareholders of Time Associates, Inc. The subsidiaries have been consolidated at 50% ownership due to the level of control held by the parent through common officers and shareholders. All inter-company accounts and transactions have been eliminated in consolidation.

MINORITY INTEREST

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

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collect-ability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2010 and 2009 the Company had no balance in its allowance for doubtful accounts.

TIME ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND PRESENTATION (CONT):

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

Equipment - Printer & Bursters	5 years

Depreciation expense for 2010 and 2009 was $6,589 and $7,648.

USE OF ESTIMATES

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

STOCK BASED COMPENSATION

The Company has adopted for footnote disclosure purposes SFAS No. 123(R), which requires That companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair market value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Awards through June 30, 2010 have been fair value.

ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS

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

TIME ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND PRESENTATION (CONT):

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, as reported in the Accompanying balance sheets, approximates fair value.

NOTE 2 - PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at June 30, 2010:

Equipment - Printers and Bursters	$41,776
Less: Accumulated depreciation	(34,620)
$7,156

Property and equipment consisted of the following at June 30, 2009:

Equipment - Printers and Bursters	$41,776
Less: Accumulated depreciation	(28,031)
$13,745

NOTE 3 - FEDERAL INCOME TAXES

The Company accounts for income taxes under ASC 740, which requires a change  from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statements carrying amounts and the tax basis of existing assets and liability.

At June 30, 2010 and 2009 the Company had net operating loss carry-forwards of approximately $305,000 and $240,000 which begin to expire in 2021. The deferred tax asset of 60,000 and $48,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2009 was $12,000 and $2,000.

NOTE 4 - LEASES

The Company leases office space under an operating lease which expires in January  2011 with payments of $2,100 per month. The Company also carries various office equipment leases which expire from December 2010 through February 2011 and carry payments of approximately $1,480 per month plus costs. Lease expense under all operating leases for 2010 and 2009 was approximately $50,000 and $58,000. Future minimum required payments under all operating leases are as follows for fiscal year end June 30: 2011 $25,000.

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

TIME ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 and 2009

NOTE 5 - NOTES PAYABLE

The Company at June 30, 2010 and 2009 had notes payable outstanding to an officer $62,559 and $50,000, unsecured and due on demand, with one note for $25,000 bearing no interest and one for $25,000 bearing interest at 4% adjustable, and one for $12,559 at 4% simple interest. Interest expense under  the notes in 2010 and 2009 was $1,290 and $783, with accrued Interest payable at June 30, 2010 and 2009 of $1,073 and $783.

The Company carries a revolving line of credit with a bank, bearing interest at variable rates and requiring minimum monthly payments, with an outstanding balance at June 30, 2010 and 2009 of $16,681 and $19,120. Interest expense under the credit line in 2010 and 2009 was approximately $2,000 and $1,800.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company at June 30, 2010 and 2009 owed officers and others $106,755 and $129,469 for commissions and working capital advances.

NOTE 7 - GOING CONCERN

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

Note 8 – SUBSEQUENT  EVENTS

On July 19, 2010 the Company effected a seventy (70) for one (1) reverse stock split of its common stock. There were 23,398,040 shares of common stock outstanding before the reverse stock split, and 348,649 after the stock split.

As of August 7, 2010, the Company sold two fifty-percent owned subsidiaries Time Management, Inc. and Tenth Street, Inc. to those companies’ shareholders for a price of $10.00 each.

On August 30, 2010 the Company’s Board of Directors approved an agreement and plan of reorganization with Healthinet, Inc. a Nevada corporation. The agreement included the cancellation of 188,572 shares held by a majority shareholder and a spin off of its existing subsidiary to the shareholders of Time Associates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2010, based on these criteria.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name	Age	Position	Since
Michael F. Pope	61	Director	March 1996
		President	August 1996
Philip C. La Puma	71	Director	March 1996
		Secretary	August 1996
		Treasurer	August 1996
Victoria A. Pope	62	Director	January 1997

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

Michael F. Pope, age 61, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State University, Long Beach. He holds a real estate brokers license in the State of California.

Philip C. La Puma, age 71, has been Director of the Company since March 1996 and Secretary/Treasurer since August 1996. Mr. La Puma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 62, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past ten years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

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

CODE OF BUSINESS CONDUCT AND ETHICS

Our code of business conduct and ethics, as approved by our board of directors, can be obtained from the Company by writing a request to our Time Associates, Inc. corporate office.

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

Name &		Annual	Compensation	Long Term
Principal Position	Period	Salary	Bonus	Options

Michael F. Pope	6/30/2010	0	0	0
Director	6/30/2009	$60,000	0	0
President	6/30/2008	$60,000*	0	0

Philip C. La Puma	6/30/2010	$ 0	0	0
Director	6/30/2009	$60,000	0	0
Sec.-Treasurer	6/30/2008	$60,000*	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock by all stockholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Each stockholder named has sole voting and investment power with respect to his or its shares. This table does not include options not exercisable within 60 days of the date of this prospectus. As of June 30, 2010, there were 24,398,040 shares of common stock issued and outstanding.

	Beneficial Ownership	Percentage
	of Common Stock (1)	of Ownership

Michael F. Pope	9,730,500	42.6%
907 E. Wilson Ave
Orange, CA 92867

Philip C. La Puma	9,730,500	42.6%
1786 N. Pheasant St
Anaheim, CA 92867

(1)
Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 30, 2010 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2010, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by

Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014

 for the year ended June 30, 2010.

2010
Audit Fees: (1)	$6,750
Audit-Related Fees (2)	--
Tax Fees: (3)	--
All Other Fees: (4)	--
Total	$6,750

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger of Time Lending, California, Inc.*

3.1	Articles of Incorporation of Time Lending, California, Inc.*

3.2	Articles of Incorporation of Tenth Street, Inc.*

3.3	Articles of Incorporation of Time Marketing Associates, Inc.*

3.4	Articles of Incorporation of Time Management, Inc.*

3.5	Articles and Certificate of Merger of Registrant*

3.6	Bylaws of Registrant*

3.7	Amendment to the Articles of Incorporation dated August 2, 2005

3.8	Certificate of Designation

10.2	Lease Agreement*

10.3	Guaranty of Michael Pope*

10.4	Guaranty of Thomas Van Wagoner*

10.5	Demand Promissory Note (Michael Pope)*

10.6	Demand Promissory Note (Philip La Puma)*

10.7	Asset Sale and Purchase Agreement*

10.8	Share Exchange Agreement between Time Financial Services, Inc. and Interruption Television, Inc.*

10.9	Voting Agreement (Tenth Street, Inc.)*

10.10	Voting Agreement (Time Management, Inc.)*

10.11	Voting Agreement (Time Marketing Associates, Inc.)*

10.12	Broker Agreement*

10.13	Letter of Intent with Nationwide Security Mortgage*

22.	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
* Previously filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2010	TIME ASSOCIATES, INC.

By: /s/ Katherine West
Katherine West
President

By: /s/ William Lindberg
William Lindberg
Treasurer (Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Katherine West	President and Director	September 28, 2010
Katherine West	(PRINCIPAL EXECUTIVE OFFICER)

/s/ William Lindberg	Treasurer (PRINCIPAL FINANCIAL	September 28, 2010
William Lindberg	OFFICER AND PRINCIPAL ACCOUNTING
OFFICER)

/s/ William Alverson	Director	September 28, 2010
William Alverson