Form 10-Q
period 2010-09-30
TIME ASSOCIATES, INC.
filed 2010-11-15
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-59114

TIME ASSOCIATES, INC.

 (Exact name of small business issuer as specified in charter)

Nevada	33-0730042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4440 PGA Blvd. Suite 600 Palm Beach, Fl	33410
(Address of principal executive offices)	(Zip Code)

888 720 2112

 (Issuer's Telephone number, including area code)

N/A

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

Large accelerated Filer [ ]	Accelerated filer [_]
Non-accelerated filer[_] (Do not check if a smaller reporting company)
Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[_] No [X]

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of September 30, 2010: 348,649 shares.

TABLE OF CONTENTS

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a) Consolidated Balance Sheets	4
(b) Consolidated Statements of Operations	5
(c) Consolidated Statement of Shareholders' Equity (deficit)	6
(d) Consolidated Statements of Cash Flows	7
(e) Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T. Controls and Procedures	13

PART II. OTHER INFORMATION	14

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults On Senior Securities

Item 4. Submission of Items to a Vote

Item 5. Other Information

Item 6.

SIGNATURES AND CERTIFICATES	15

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Time Associates, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2010. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2010 and its results of operations and its cash flows for the three months ended September 30, 2010 and 2009, and the three months ended September 30, 2010 and 2009.

TIME ASSOCIATES, INC.
CONSOLIDATED BALANCES SHEET

	September 30
	2010	June 30,
	(UNAUDITED)	2010
ASSETS
CURRENT ASSETS
Cash and Cash equivalents	$37,300	$87,646
Accounts Receivable	18,056	7,939
Total current assets	55,356	95,585

Fixed assets, less accumulated depreciation	5,773	7,156

	$61,129	$102,741
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$46,890	$-
Accounts payable – related parties	-	106,755
Accounts payable – credit line	16,047	16,681
Note Payable – Employee	62,559	62,559
Accrued expenses	1,260	1,260
Total Current Liabilities	126,756	187,255

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 200,000 shares Authorized, none issued and outstanding
Common stock, authorized, 200,000,000 shares, $.001 par value, 348,649 and 24,398,040 issued and outstanding, At September 30 and June 30, 2010 respectively	349	24,398

Additional Paid-in Capital	220,006	195,957
Retained earnings (deficit)	(285,980)	(304,869)
Total stockholders' equity (deficit)	(65,626)	(20,234)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$61,129	$102,741

The accompanying notes are an integral part of these financial statements.

TIME ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30:
	2010	2009
Revenue:
Marketing income	$139,110		$158,100
Total Revenue	139,110		158,100

Expenses:
General & marketing expense	99,097		136,085
General and administrative	17,849		17,748
Total expenses	116,946		153,833

Gain (Loss) from Operations	22,164		4,267

Other Income (Expense)
Other Expense	(3,296)		(473)
Interest Income	20		191

Income (Loss) before provision for income tax	18,888		3,985
Provision for income taxes	-		-
Net income	$18,888		$3,985

Loss per common share, basic and diluted	$0.05	$		*

Weighted average common shares outstanding	348,649		24,398,040
* Less than $.01 value

The accompanying notes are an integral part of these financial statements.

TIME ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,888	$3,985
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1.383	1,911
(Increase) in Accounts Receivable	(10,117)	1,193
Increase (decrease) in Accounts payable	(46,890)	(1,168)
Increase (decrease) in Accounts payable- related party	(106,755)	-
Capital One Credit Line	(635)	(864)
Net cash used by operations	(50,346)	5,057

Net Increase in Cash and Cash Equivalent	(50,346)	5,057

Cash and Cash Equivalents at Beginning of Period	87,646	170,301
Cash and Cash Equivalents at End of Period	$37,300	$175,358

NON-CASH TRANSACTIONS
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TIME ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance June 30, 2009	24,398,040	$24,398	$195,957	$(240,589)	$(20,234)

Net Loss for the Year	--	--	--	(64,280)	(64,280)

Balance June 30, 2010	24,398,040	24,398	195,957	(304,869)	(84,514)

August 11, 2010 reverse stock split one share for each 70	(24,049,391)	(24,049)	24,049	--	--

Net Profit for the period.	--	--	--	18,888	18,888

Balance September 30, 2009 (UNAUDITED)	348,649	$349	$220,006	$(285,981)	$(65,626)

The accompanying notes are an integral part of these financial statements.

TIME ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

NOTE 1.  - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

On March 16, 2009 Time Lending California, Inc. was renamed Time Associates, Inc. with the approval of the Board of Directors and written consent of a majority of share holders

On August 11, 2010 the Company affected a 70 for one reverse stock split. Shares outstanding before the stock split were 24,398,040 and 348,649 after the split.

On August 30, 2010 the Company’s Board of Directors consented to a Merger with Healthient, Inc. a Nevada corporation. The “Merger Agreement” included the sale of the Company’s two fifty percent owned subsidiaries Time Management, Inc. and Time Marketing, Inc. to those companies’ minority shareholders.

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

NOTE 2 - PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at:

	September 30, 2010	June 30, 2010
Printers and Bursters	$41,776	$41,776
Accumulated depreciation	36,003	34,620

Net Property and equipment	$5,773	$7,156

Depreciation for the three month and year were:	$1,383	$6,589

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

At September 30 and June 30, 2010 the Company had net operating loss carry-forwards of approximately $286,000 and $305,000 which begin to expire in 2021. The deferred tax asset of 57,200 and $60,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in three months ended September 30 was a negative $2,800 and for the year ended June 30, 2010 was $12,000.

NOTE 4 - LEASES

The Company leases office space under an operating lease which expires in January 2011 with payments of $2,100 per month.

NOTE 5 - NOTES PAYABLE

The Company at September 30 and June 30, 2010 had notes payable outstanding to an officer $62,559, unsecured and due on demand, with one note for $25,000 bearing no interest and one for $25,000 bearing interest at 4% adjustable, and one for $12,559 at 4% simple interest.

The Company carries a revolving line of credit with a bank, bearing interest at variable rates and requiring minimum monthly payments, with an outstanding balance at September 30 and June 30, 2010 of $16,047 and $16,681. Interest expense under the credit line for the three months ended September 30 and the year ended June 30, 2010 was approximately $200 and $2,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2010 all amounts owed by the Company at June 30, 2010 to officers and others $106,755 for commissions and working capital advances were paid.

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

Note 8 – REVERSE STOCK SPLIT

On August 11, 2010 the Company affected a 70 for one reverse stock split. Shares outstanding before the stock split were 24,398,040 and 348,649 after the split.

Note 9 – SUBSEQUENT EVENTS

On October 5, 2010 the Company’s merged with Healthient, Inc. a Nevada corporation. The “Merger Agreement” included the sale of the Company’s two fifty percent owned subsidiaries Time Management, Inc. and Tenth Street, Inc. to those companies’ minority shareholders.

The merger has been accounted for that a reverse merger and re-capitalizion. For full details see Securities and Exchange Commission 8-K filing dated October 13, 2010.

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

Company Overview

Time Associates, Inc. has engaged through Signature Marketing Division in the telemarketing for the insurance agencies and direct mailing for mortgage companies.

Time Associate's direct mail marketing division is a full service direct mail marketing service which prints and mails mortgage solicitations to potential home borrowers on behalf of mortgage companies to generate mortgage leads to help them increase their mortgage business.

Signature Marketing Division is a full service telemarketing service which schedules appointments for generating expiration dates and appointments for insurance agencies to bid on commercial policies for insurance producers to build their business.

Results of operation

Although revenues declined from $158,100 in the quarter ended September 30, 2009 to $139,110  in the current quarter ($18,990), the Company was able to decrease general and administrative expense from $136,085 in 2009 to $99,097 for the quarter ended September 30, 2010 ($36,988). This resulted in the increased profit from $3,985 in 2009 quarter to $18,888 for the quarter ended September 30, 2010.

Change in business

On July 19, 2010 the Company affected a 70 for one stock split. Shares outstanding before the stock split were 24,398,040 and 348,649 after the split.

Then on August 30, 2010 the Company’s Board of Directors consented to a Merger with Healthinet, Inc. a Nevada corporation. The “Merger Agreement” included the sale of the Company’s two fifty percent owned subsidiaries Time Management, Inc. and Time Marketing, Inc. to those companies’ minority shareholders.  On October 5, 2010 the Company completed the merger with Healthient, Inc., issuing 43,618,356 shares of restricted common shares to acquire Healthient.

The Merger is being accounted for as a reverse-merger and recapitalization. The Company is the acquired for financial reporting purposes and Healthient is the acquiring company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Exchange will be those of the Healthient and will be recorded at the historical cost basis of Healthient, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Healthient and the Company, historical operations of the Company and operations of Healthient from the closing date of the Merger. As a result of the Merger, Healthient became a wholly-owned subsidiary of the Company.

Healthient is a direct sales company, offering delicious snacks that make healthy eating a fun experience for the entire family. The Company’s goal is to successfully position our products as convenient, healthy solutions across several eating occasions daily.

The SnackHealthy business opportunity empowers people from all walks of life to achieve their financial dreams. We provide tools and training, and support to help ensure the success of our brand partners.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system is met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 11, 2010 a reverse split of common stocks at one share for every 70 held.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 19, 2010, a majority of the Company's shareholders (54.11%) approved in a written consent a one-for-seventy reverse stock split of the Company's common stock.  On August 30, 2010 the shareholders voted by a written consent of a majority of shareholders (54.11%) to approve the agreement and plan of reorganization with Healthient, Inc., a Nevada corporation and to ratify the spin-off of Time Marketing Associates, Inc., a subsidiary of the Company.

ITEM 5 - OTHER INFORMATION

On October 5, 2010 Healthient, Inc. acquitted Time Associates, Inc. in a reverse merger and the Time Associates subsidiaries were sold to the minority shareholders.

ITEM 6

(a)  Exhibits

Exhibit No.	Description

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME ASSOCIATES, INC., INC.

Date: November 12, 2010	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer