Form 10-Q
period 2010-12-31
Healthient, Inc.
filed 2011-02-14
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 333-59114

HEALTHIENT, INC.
(Exact name of small business issuer as specified in charter)

Nevada	33-0730042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15132 Park of Commerce Blvd., Jupiter, Fl	33478
(Address of principal executive offices)	(Zip Code)

(561) 935-6449
(Issuer's Telephone number, including area code)

Time Associates, Inc. 4440 PGA Blvd Suit 600, Palm Beach Gardens, Fl. 33410
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
Yes [X]    No [_]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer" and "smaller or a smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [_]   Accelerated filer [_]  Non-accelerated filer[_](Do not check if a smaller reporting company)   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes[_] No [X]

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date.   As of January2, 2011: 52,634,431 shares.

TABLE OF CONTENTS
PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

(a) Consolidated Balance Sheets	4
(b) Consolidated Statements of Operations	5
(c) Consolidated Statement of Shareholders' Equity (deficit)	6
(d) Consolidated Statements of Cash Flows	7
(e) Notes to Financial Statements	8-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3. Quantitative and qualitative disclosures about market risk.	16

Item 4T. Controls and Procedures	16

PART II. OTHER INFORMATION	17

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults On Senior Securities

Item 4. [Reserved]

Item 5. Other Information

Item 6. Exhibits

SIGNATURES AND CERTIFICATES	18

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Healthient, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2010, included in the an 8K filed under Time Associates, Inc. on October 13, 2010, for the reverse merger dated October 5, 2010 (Item 4) (Financial statements).  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2010 and its results of operations and its cash flows for the six months ended December 31, 2010 and 2009, and the results of operation for the three months ended December 31, 2010 and 2009.

Healthient, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,516	$9,063
Inventory	67,324	-
Deposits and prepaid expenses	8,453	-

Total Current Assets	77,293	9,063

Property and Equipment
Website costs	200,129	120,140
Computer equipment (net of accumulated depreciation)	8,032	1,206
Total Fixed Assets	208,161	121,346

Total Assets	$285,454	$130,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$57,370	$18,094
Total Current Liabilities	57,370	18,094

Stockholders' Equity (Deficit)

Preferred stock, $0.001 Par value, 20,000,000 authorized:No shares issued	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized, 52,634,431 and 14,156,786 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	52,633	14,157
Additional paid-in capital	1,308,241	671,823
Subscribed stock	50,000	-
Deficit accumulated in Development stage	(1,182,790)	(573,665)

Total Stockholders' Equity	228,084	112,315

Total Liabilities and Stockholder's Equity	$285,454	$130,409

See accompanying notes to Financial Statements

Healthient, Inc.
(A Development Stage Company)
Consolidated   Statement of Operations
(Unaudited)

	For the six months ended December 31, 2010	For the six months ended December 31, 2009	For the three months ended December 31, 2010	For the three months ended December 31, 2009	From inception April 29, 2009 until December 31, 2010
Revenues	$-	$-	$-	$-	$-

Administrative expenses	609,125	197,021	210,222	$170,272	1,182,790

Operating loss	(609,125)	(197,021)	(210,222)	(170,272)	(1,182,790)

Provision for income taxes	-	-	-		-

Net loss	$(609,125)	$(197,021)	$(210,222)	$(170,272)	$(1,182,790)

Net loss per share-Basic and Diluted	$-	$-	$-	$-

Weighted average number of Common shares outstanding, basic and fully diluted	45,800,485	29,960,112	48,205,203	40,668,750

See accompanying notes to Financial Statements

Healthient, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)

					Deficit
					accumulated
	Common Shares		Additional		during the	Accumulated
		Par Value	Paid-In	Subscribed	development	Equity
	Shares	$0.001	Capital	Stock	stage	(Deficit)

Founders' stock Issued April 30, 2009	13,480,000	$13,480	$-		$-	$13,480
Net loss		-	-		(13,765)	(13,765)
Balance June 30, 2009	13,480,000	13,480	-		(13,765)	(285)
Common stock issued for cash	676,786	677	671,823		-	672,500
Net loss					(559,900)	(559,900)
Balance June 30, 2010	14,156,786	14,157	671,823		(573,665)	112,315
Common stock issued for cash	382,978	383	219,617			220,000
Balance October 4, 2010 date of acquisition of Healthient, Inc. in a reverse merger and recapitalization	14,539,764	14,540	891,440	-	(573,665)	332,315
Cancel Healthient, Inc. shares	(14,539,764)					-
Issue Time Associates, Inc. shares	43,618,356	29,078	(29,078)			-
Time Associates, Inc. share outstanding at October 5, 2010	160,078	160	(160)			-
Common stock issued for cash	1,436,285	1,436	325,849			327,285
Common stock issued for services	456,712	456	99,301			99,757
Common stock issued 2010 Equity Compensation Plan	6,963,000	6,963	20,889			27,852
Subscribed stock				50,000		50,000
Net loss					(609,125)	(609,125)
Balance December 31, 2010	52,634,431	$52,633	$1,308,241	$50,000	$(1,182,790)	$228,084

See accompanying notes to Financial Statements

Healthient, Inc.
(A Development Stage Company)
Consolidated   Statements of Cash Flows
(Unaudited)

	For the six months ended December 31, 2010	For the six months ended December 31, 2009	From Inception April 29, 2009 to December 31, 2010
Cash Flows from Operating Activities
Net loss	$(609,125)	$(196,736)	$(1,182,790)
Depreciation	-	-	603
Shares issued for services	127,609	-	141,089
Changes in operating assets and liabilities
Increase in inventory	(67,324)		(67,324)
Increase in deposits and prepaid expenses	(8,453)		(8,453)
Increase in account payable	39,276	-	57,370
Net Cash Used in Operations	(518,017)	(196,736)	(1,059,505)

Cash Flows from Investing Activities
Website	(79,989)	-	(200,129)
Computers	(6,826)	-	(8,635)
Net Cash Used in Investing Activities	(86,815)	-	(208,764)

Cash Flows from Financing Activities
Shareholder loans advanced	-	42,471	-
Shares issued for cash	547,285	125,000	1,219,785
Subscribed stock	50,000	162,500	50,000
Net Cash Provided by Financing Activities	597,285	329,971	1,269,785

Net Increase in Cash	(7,547)	133,235	1,516
Cash--Beginning of Period	9,063	215	-
Cash - Ending of Period	$1,516	$133,450	$1,516

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$127,609
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to Financial Statements

Healthient, Inc.
(A Development Stage Company)
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Reorganization and Line of Business

On October 5, 2010 Healthient, Inc, previously known as Time Associates, a Nevada corporation (" the Company") acquired all of the issued and outstanding common stock of Snack Healty, Inc., previously known as Healthient, Inc., a Nevada corporation, incorporated on April 29, 2009 ("Healthient") in exchange for the issuance by the Company of a total of 43,618,356 newly issued restricted shares of common voting stock to the Healthient shareholders pursuant to the Agreement and Plan of Reorganization dated as of September 23, 2010.  Prior to the issuance of the shares, the Company had 160,078 shares of common stock issued and outstanding. Subsequent to the exchange there were 43,778,434  shares issued and outstanding. The shareholders of Healthient own 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010, Time Associates, Inc. name was changed to Healthient, Inc.

The acquisition of Healthient by the Company on October 5, 2010, has been accounted for as a purchase and treated as a reverse acquisition and re-capitalization since the former owners of Healthient controlled 99.6% of the total shares of Common Stock of the Company outstanding immediately following the acquisition. In November 2010, Healthient, Inc. changed its name to SnackHealthy, Inc.

On this basis, the historical financial statements prior to October 5, 2010 have been restated to be those of the accounting acquirer Healthient, Inc. (now SnackHealthy, Inc.). The historical stockholders' equity prior to the reverse acquisition has been retroactively restated (a re-capitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer's and acquirer's stock. The original 160,078 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders' equity account of the Company on October 5, 2010.

SnackHealthy, Inc. is the direct sales business unit of Healthient, Inc.

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  The Company has devoted substantially all of its efforts to the corporate formation. Activities during the Development Stage include developing the business plan and raising capital.

Note 2  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SnackHealthy, Inc. All significant inter-company transactions and balances have been eliminated in consolidation

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue over the period the service is performed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 605,  Revenue Recognition in Financial Statements.  In general, ASC No. 605 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services rendered, (iii) the fee is fixed and determinable, and (iv) collectability is reasonably assured.

Inventory

Inventory comprises packaged healthy snacks ready for final sale, and is stated at the lower of cost or market value. Cost is determined by the first-in, first out method.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3-7 years.

Websites Development  Cost

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of a websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. Amortization expense has not been recorded for the period through December 31, 2010, as the Websites became ready to use in January 2011.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”)Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,182,790 from inception and used cash in operations from inception of $541,488. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

However, there can be no assurance that the raising of equity will be successful. Failure to achieve the needed equity funding could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees, defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Basic and Diluted Net Loss Per Common Share

Net Loss Per Common Share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed in the same way as for Basic net loss.

Warrants outstanding as of December 31, 2010, were 676,786. These warrants were not included in diluted earnings per share as the effect was anti-dilutive.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the first six months ended December 31, 2010, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and equipment

In January, 2010 the Company started the construction of a Websites that were completed as of December 31, 2010. The Company will start amortizing Websites over three years starting in January 2011

At December 31, 2010, property and equipment was as follows:

Website	$200,129	$120,140
Computers and furniture	8,635	1,809
	208,764	121,949
Depreciation	603	603
Net	$208,161	$121,346

Note 4. Stockholders’ deficit

The Company was incorporated on August 4, 2000 as Time Lending, California, Inc., a Nevada corporation.   On March 16, 2009, Time Lending California, Inc., was renamed Time Associates, Inc.  On October 5, 2010, the Company acquired all of the issued and outstanding shares of Snack Healthy (previously known as "Healthient, Inc.") (the "Acquisition").

The Company's subsidiary, Snack Healthy, Inc. ("Snack Healthy") was incorporated on April 29, 2009. The Company authorized 100,000,000 shares of common stock with a par value of $.001 and 20,000,000 shares of preferred stock with a par value of $.001. Prior to the Acquisition, the Company authorized the issuance of 13,480,000 shares of common stock to the founder’s at par, the fair value of the shares when issued.  The fair value of the shares of $13,480 was recorded as an expense.

On October 8, 2009 the Snack Healthy offered to sell 2,000,000 Units at $1.00 per unit to accredited investors only. Each Unit consists of one (1) share of common stock, par value $.001 per share and one (1) warrant to purchase an additional share of common stock at an exercise price of $1.25. Each warrant expires one year from purchase date.

During the year ended June 30, 2010, Snack Healthy sold to investors 676,786 Units for cash of $672,500. 565,000 Units were sold at $1.00 per unit with warrants exercisable at $1.00 per share. 97,500 Units were sold at $1.00 per unit with warrants exercisable at $1.25 per share and 14,286 Units were sold at $.70 per unit with warrants exercisable at $1.25 per share. After the Acquisition warrant increased to 3 for 1 and the exercise price became one third the original price.

A summary of the Company’s warrant activity as of December 31, 2010, is presented below:

	Number of Warrants	Weighted average exercise price
Outstanding at June 30, 2010	1,925,358	$0.38
Granted	2,585,219	0.33
Forfeited	(405,000)	0.42
Exercised	0
Outstanding at December 31, 2010	4,105,577	$0.33

Average expiration date	Average Exercise price	Number of Warrants
January 2011	$0.33	300,000
February 2011	$0.33	75,000
March 2011	$0.33	997,500
April 2011	$0.33	30,000
May 2011	$0.33	30,000
June 2011	$0.33	87,858
July 2011	$0.33	690,000
August 2011	$0.33	90,000
September 2011	$0.33	368,934
October 2011	$0.33	759,500
November 2011	$0.33	220,307
December 2011	$0.33	456,478

Note 5. Related Party Transactions

During the year ended June 30, 2010, the Company entered into service agreements with two of its Directors. The compensation rates are $13,375 and $10,000 monthly. The services provided included marketing, development and design of products and its packaging, branding and integration of technology. The total expense for the year ended June 30, 2010 was $160,500 and $80,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY.  ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED.  BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS.  IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

COMPANY OVERVIEW

OUR BUSINESS

We make snacks people can feel good about. Our home-based business opportunity empowers people from all walks of life to achieve their personal and financial dreams. We provide the online tools, training and support to help insure the success of our brand partners.

OUR MISSION

The mission of Healthient is to make a positive change in people's lives by providing great tasting, nutritious products and a rewarding business opportunity. Our healthy snacks and functional beverages are positioned as a premium brand for health conscious and environmentally conscious people. We are guided by the following values:

Honestly Nutritious.  Our products one to be developed for human life and not shelf life. They will be good for our customers and always free of preservatives and without artificial flavors or colors.

Rewarding Opportunity.  We strive to empower people to achieve their life's dreams, goals and ambitions. We are committed to establishing and maintaining profitable partnership with our SnackHealthy brand partners by providing high quality products, a rewarding compensation plan, and superior support.

Doing Our Part for the Planet.  We believe the best impact we can have on the planet is no impact at all. Our beverage products will be packaged in stick packs designed to be mixed with water “at time of use” in reusable bottles. This will reduce both the emissions associated with shipping filled beverages as well as the amount of plastic bottles going to landfills every year.

Constant Growth.  We continually strive for growth opportunities to expand our market and our product portfolio without compromising the excellence of our existing operations.

Respect Everyone. Our people are our most valued asset and are vital to our success; we will recognize and respect their rights, dignity, opinions and individuality. Our people will not tolerate mediocrity.

Uncompromising Integrity.  We set the highest ethical and moral standards. We will not engage in or support any act that is unethical or illegal.

Strive For Excellence.  We are determined to be the best, both as a company and as individuals. We will continually strive to seek improvement, unparalleled excellence in our products and new opportunities for business growth.

CURRENT TRENDS

The Obesity Epidemic.  According to the World Health Organization (WHO), in 2008 approximately 1.7 billion adults were overweight and 400 million were obese. By 2015, it is predicted that 2.3 billion adults will be overweight and more than 700 million will be obese. Obesity rates among children have also climbed, with more than 30 percent now overweight or obese.

According to the Centers for Disease Control and Prevention, over the last 30 years, obesity among American children ages 6 to 11 has more than doubled – from 6.5 percent to 17 percent.  In the same timeframe, obesity among 12 to 19-year-olds has more than tripled – from five percent to nearly 18 percent.

Studies show that the most effective way to prevent obesity is to address it during childhood by instilling healthy habits which starts with the very basis of eating the right foods and exercising daily. Obesity puts children at risk of developing serious diseases, including Type 2 diabetes, heart disease, hypertension and other conditions like depression. Obesity keeps children from performing their best at school. Studies show that being overweight or obese can have a negative effect on math and reading scores – and keeps students out of school for more sick days.

New Age of Healthy Snacking.  The American diet is being completely redefined as snacks and meals have become interchangeable. Our goal is to by successfully position convenient healthy solutions across eating occasions, and even day parts. An increased interest in healthy snacking and exercise, diet fatigue and American’s busy lifestyles, “on the go” snacks have experienced consistent growth over the past several years. Consumers are demanding more pure and natural ingredients in their snacks. Snacking goes hand-in-hand with watching or attending sports events, or participating in sports activities. However, snack selections are changing. Today, more consumers view dried fruits and nuts as healthful snack alternatives because of increased attention to good eating. Today, more dried fruits are being eaten as healthful snacks. Younger consumers, especially, are discovering dried fruits as delicious natural snacks. Over one third of consumers in Europe and North America are choosing at least one healthy snack every day. Consumption of healthy snacks is expected to rise as government efforts to combat global obesity help more people to become aware of health and nutrition. More meals and snacks are consumed on the move and increasingly in the car, where handheld food products make for easy snacks on the go. As a result of fragmented meal times, afternoon snacks now represent 27 per cent of the on-the-go meal market, the largest section overall.

Healthy Kids.  Concentration and performance at school are affected by hunger and diet. Instilling good eating habits at an early age by making small changes in a child's diet can have a long-term effect on their health, helping growth and development but also helping to prevent obesity.

Green Premium.  Despite a faltering economy and rising food and energy prices, green is still turning into gold at the registers. Nine out of 10 consumers reported buying the same or more green, environmentally-friendly products vs. 6 months ago. Additionally, 70% are still willing to spend up to 20% more for “green” sustainable products.

OUR HEALTHY SNACK PRODUCTS

A market for snack food that is simultaneously convenient, healthy and indulgent is ripe for exploitation. Rapidly changing lifestyles have led to a more hectic and on-the-go daily routine for most consumers. This in turn has impacted snacking habits and resulted in “on-the-go” customers turning to quick, healthy, and convenient eating.

We are developing a broad line of “better-for-you snacks” for people to consume during several snacking occasions daily. Products in development include Crispy Fruit, Nutrition bars, Fruit & Nut mixes, Mini Pretzels, and Lite Natural Microwave Popcorn. Our healthy beverages products in development include Fiber+Antioxidant drinks, Protein drinks, Sugar-Free energy drinks, and Snack shakes.

Our products are an exact fit for the new healthy snacks market segment and offer a “pure play” in the direct selling industry. Our Crispy Fruit and nutrition bars are made from 100% all natural ingredients and combine an impeccably healthy image with great taste and texture.

The exceptional taste of our fruit and nut bars is derived from all natural whole food ingredients with no preservatives or artificial flavors. They are a delicious blend of unsweetened fruits, nuts and spices. They are free of: gluten, dairy, soy, corn, added sugars and sweeteners, preservatives, fillers and colorings. They are rich in fiber, antioxidants, heart-healthy Omega-3 & Omega-6 essential fatty acids, beneficial carbohydrates, essential vitamins and minerals.

OUR MARKETING AND TRAINING PRODUCTS

In addition to our healthy snacks and beverages we sell marketing and training materials and online tools that are designed to assist our Brand Partners in building their businesses and in marketing our products. These resource materials and sales tools will include product brochures and business forms that are designed by us and are printed by outside publishers.

We will provide reprints of industry publications that may feature SnackHealthy, our products and other relative articles that may be used as a sales tool or third party validation. We may also periodically contract with authors and publishers to produce or provide books, tapes, and other items that deal with health topics and personal motivation, which we will offer for sale to our Brand Partners.

DISTRIBUTION STRATEGY

The SnackHealthy Business Opportunity.  Our business opportunity appeals to a broad cross-section of people, particularly those seeking to supplement their family income with a home-based business. We believe that our high-quality products, rewarding compensation plan and growing demand for healthy snack foods are attractive components of the SnackHealthy business opportunity.

SnackHealthy Brand Partners promote and sell the Company’s products and build sales teams who will do the same. We believe network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not readily available through traditional distribution channels. We believe that this grass roots marketing will greatly increase consumers' awareness of the health benefits of our products, as well as motivate them to live and support a healthier lifestyle.

INDUSTRY OVERVIEW

As a direct seller of snacks and beverages, we will compete within two industries: Food & Beverage and Direct Selling.

The global snack market will be worth almost $300 billion by 2010. The snacking industry is experiencing unprecedented change as consumers increase their pace of life. The consumer market for nutrition and energy bars in the U.S is one of the fastest growing food categories, benefiting from the confluence of consumers' interest in and desire for healthier snack and meal replacements, the demand for portable snacks and meals, and general nutrition and fitness needs.

According to the World Federation of Direct Selling Associations ("WFDSA"), the direct selling industry currently generates approximately $110 billion annually in worldwide retail sales, through approximately 60 million independent distributors. According to statistics compiled by the Direct Selling Association (the U.S. member of the WFDSA), the United States remains the largest market for direct selling, with $32 billion in annual retail sales and 15 million independent distributors in 2007. According to the Direct Selling Association, wellness products, which include nutritional supplements and functional foods, accounted for 20.3% of the U.S. direct retail sales in 2007.

ACQUISITION

On October 5, 2010, the Company, previously known as Time Associates, a Nevada corporation acquired all of the issued and outstanding common stock of Snack Healthy, Inc., previously known as Healthient, Inc., a Nevada corporation ("Healthient") in exchange for the issuance by the Company of a total of 43,618,356 newly issued restricted shares of common voting stock to the Healthient shareholders pursuant the Agreement an Plan of Reorganization dated as if September 23, 2010 (the "Acquisition"). Prior to the issuance of the shares, the Company had 160,078 shares of common stock issued and outstanding. Subsequent to the exchange there were 43,778,434 shares issued and outstanding. The shareholders of Healthient own 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 Time Associates, Inc. name was changed to Healthient, Inc.

The acquisition of Healthient by the Company on October 5, 2010, has been accounted for as a purchase and treated as a reverse acquisition an re-capitalization since the former owners of Healthient controlled 99.6% of the total shares of Common Stock of the Company outstanding immediately following the acquisition. In November 2010, Healthient, Inc. changed its name to SnackHealthy, Inc.

On this basis, the historical financial statements prior to October 5, 2010, have been restated to be those of the accounting acquirer Healthient (now SnackHealthy, Inc.). The historical stockholders' equity prior to the reverse acquisition has been retroactively restated (a re-capitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer's and acquirer's stock. The original 160,078 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders' equity account of the Company on October 5, 2010.

RESULTS OF OPERATION

The Company is in development stage and has not commenced sales. The Company has invested in the infrastructure completed creation of the Websites needed to support the sales of the Company’s products and has purchased initial inventory. Sales will ramp up during the next six months and the Company expects to be out of development stage by the end of our fiscal year June 30, 2011.

The six months ended December 31, 2009 represents our first six months in development. Independent contractors were used to develop our business especially during this past six months. Investments increase substantially because of costs associated with our enterprise software and the launch of snackhealthy.com, getpaidtosnack.com and our extranet for our brand partners.

As the Company completes it development stage and enters into revenue, it expects to reduce costs in many of the areas that were associated with start up.

LIQUIDITY AND CAPITAL RESOURCES

During the first twelve months of development stage and prior to the Acquisition by Time Associates, Inc., the Company through its subsidiary, then known as "Healthient, Inc." raised $1,219,785 from accredited investors to invest in the infrastructure needed during pre-launch phase. The Company, through its subsidiary, then known as "Healthient, Inc.",  commenced a $5,000,000 private placement offering to fund its next phase of growth and national expansion. During the year ended June 30, 2010, the Company sold to investors 676,786 Units for cash of $672,500. 565,000 Units were sold at $1.00 per unit with warrants exercisable at $1.00 per share. 97,500 Units were sold at $1.00 per unit with warrants exercisable at $1.25 per share and 14,286 Units were sold at $.70 per unit with warrants exercisable at $1.25 per share. Subsequently, the shares underwent a 3 for 1 split. The warrant also increased to 3 for 1 and the exercise price became one-third the original price. During the six months ended December 31, 2010 the Company sold investors 2,585,219 units for cash of $547,285 and has cash of $1,516. As stated earlier, the Company anticipates it will need to raise additional funds during the nest twelve months in order to sustain the growth of our business. Monies will be used primarily to build significant product inventory including new products to be introduced in the coming months and cash reserves.

ITEM 3. Quantitative and qualitative disclosures about market risk.  As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information  requested by this Item.

ITEM 4T - Controls and Procedures.  The Company has disclosure controls and procedures (as defined in Rules 13a-14and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

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
On October 10, 2010, the Company issued a total of 384,500 shares of common stock through its private placement of shares of common stock at a purchase price of $0.22 per share for a total amount of $86,128, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933.

On October 13, 2010, the Company issued a total of 375,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.27 per share for a total amount of $100,000, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933.

On November 2, 2010, the Company issued a total of 30,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.22 per share for a total amount of $6,720, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933.

On November 29, 2010, the Company issued a total of 190,307 shares of common stock through its private placement of shares of common stock at a purchase price of $0.25 per share for a total amount of $47,130, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933.

On December 7, 2010, the Company issued a total of 82,630 shares of common stock through its private placement of shares of common stock at a purchase price of $0.17 per share for a total amount of $13,768, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933.

On December 14, 2010, the Company issued a total of 373,848 shares of common stock through its private placement of shares of common stock at a purchase price of $0.20 per share for a total amount of $73,539, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4  -  [RESERVED]

ITEM 5  -  OTHER INFORMATION

           None.

ITEM 6

(a) Exhibits

Exhibit No.	Description

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHIENT, INC.

Date: February 10, 2011	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer