Form 10-Q
period 2011-03-31
Healthient, Inc.
filed 2011-05-16
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to____________________

Commission File Number: 333-59114

HEALTHIENT, INC.

(Exact name of small business issuer as specified in charter)

Nevada	33-0730042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15132 Park of Commerce Blvd., Jupiter, Fl	33478
(Address of principal executive offices)	(Zip Code)

561 935 6449

(Issuer's telephone number, including area code)

Time Associates, Inc. 4440 PGA Blvd Suite 600, Palm Beach Gardens, Fl. 33410

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

Large accelerated Filer [_]	Accelerated filer [_]	Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  [_]     No  [X]

Indicate the number of shares of the registrant's common stock outstanding of each of the issurer's common stock, as of the latest practicable date. As of April 1, 2011: 55,484,431 shares of common stock.

Form 10Q for the period ended March 31, 2011

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Healthient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2010 included in the Form 8-K filed by the Company as of October 13, 2010.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2011 and its results of operations and its cash flows for the nine months ended March 31, 2011 and 2010, and the results of operations for the three months ended March 31, 2011 and 2010.

HEALTHIENT, INC.
(A Development Stage Company)
  Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$21,927	$9,063
Accounts receivable	$3,716
Inventory	48,225	-
Prepaid sales tax	2,876
Deposits and prepaid expenses	21,403	-

Total Current Assets	98,147	9,063

Property and Equipment
Website costs (net of accummulated amortization)	228,464	120,140
Computer equipment (net of accumulated depreciation)	17,974	1,206
Total Fixed Assets	246,438	121,346

Total Assets	$344,585	$130,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$102,549	$18,094
Payroll taxes	2,410	-
Total Current Liabilities	104,959	18,094

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value: 20,000,000 authorized
No shares issued	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized; 47,555,681 and 14,156,786 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	47,554	14,157
Additional paid-in capital	1,907,270	671,823
Subscribed stock	107,200	-
Deficit accumulated in development stage	(1,822,398)	(573,665)

Total Stockholders' Equity	239,626	112,315

Total Liabilities and Stockholder's Equity	$344,585	$130,409

The accompanying notes are an integral part of these financial statements.

HEALTHIENT, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2010	From Inception April 29, 2009 Until March 31, 2011
Revenues	$98,741	$-	$98,741	$-	$98,741
Cost of revenues	20,150		20,150	-	20,150
Gross profit	78,591	-	78,591	-	78,591
Selling expenses	21,469	-	21,469	-	21,469
General and administrative expenses	696,730	241,957	1,305,855	438,978	1,879,520

Operating loss	(639,608)	(241,957)	(1,248,733)	(438,978)	(1,822,398)

Provision for income taxes	-		-	-	-

Net loss	$(639,608)	$(241,957)	$(1,248,733)	$(438,978)	$(1,822,398)

Net loss per share-basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding, basic and fully diluted	52,634,431	40,668,750	48,553,467	29,960,112

The accompanying notes are an integral part of these financial statements.

HEALTHIENT, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)
					Deficit
					Accumulated
	Common Shares		Additional		During the	Accumulated
	Shares	Par Value	Paid-In	Subscribed	Development	Equity
		$0.001	Capital	Stock	Stage	(Deficit)

Founders' stock issued April 30, 2009	13,480,000	$13,480	$-		$-	$13,480
Net loss		-	-		(13,765)	(13,765)
Balance June 30, 2009	13,480,000	13,480	-		(13,765)	(285)
Common stock issued for cash	676,786	677	671,823		-	672,500
Net loss					(559,900)	(559,900)
Balance June 30, 2010	14,156,786	14,157	671,823		(573,665)	112,315
Common stock issued for cash	382,978	383	219,617			220,000
Balance October 4, 2010 date of aquisition of Healthient, Inc. in a reverse merger and recapitalization	14,539,764	14,540	891,440	-	(573,665)	332,315
Cancel Healthient, Inc. shares	(14,539,764)					-
Issue Time Associates, Inc. shares	43,618,356	29,078	(29,078)			-
Time Associates, Inc. shares outstanding at October 5, 2010	160,078	160	(160)			-
Common stock issued for cash	1,436,285	1,436	325,849			327,285
Common stock issued for services	456,712	456	99,301			99,757
Common stock issued 2010 Equity Compensation Plan	1,884,250	1,884	619,918			621,802
Subscribed stock				107,200		107,200
Net loss					(1,248,733)	(1,248,733)
Balance March 31, 2011	47,555,681	$47,554	$1,907,270	$107,200	$(1,822,398)	$239,626

The accompanying notes are an integral part of these financial statements.

HEALTHIENT, INC.
(A Development Stage Company)
   Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2010	From Inception April 29, 2009 to March 31, 2011
Cash Flows from Operating Activities
Net loss	$(1,248,733)	$(438,978)	$(1,822,398)
Depreciation	17,092	-	17,695
Shares issued for services	721,559	-	735,039
Changes in operating assets and liabilities
Increase in inventory	(48,225)		(48,225)
Increase in accounts receivable	(3,716)		(3,716)
Increase in deposits and prepaid expenses	(21,403)		(21,403)
Increase in advanced sales tax	(2,876)		(2,876)
Increase in accrued payroll taxes	2,410		2,410
Increase in accounts payable	84,455	-	102,549
Net Cash Used in Operations	(499,437)	(438,978)	(1,040,925)

Cash Flows from Investing Activities
Website	(125,001)	(72,935)	(245,141)
Furniture and office equipment	(17,183)	(1,809)	(18,992)
Net Cash Used in Investing Activities	(142,184)	(74,744)	(264,133)

Cash Flows from Financing Activities
Shareholder loans advanced	-	2,471	-
Shares issued for cash	547,285		1,219,785
Subscribed stock	107,200	597,500	107,200
Net Cash Provided by Financing Activities	654,485	599,971	1,326,985

Net Increase in Cash	12,864	86,249	21,927
Cash - Beginning of Period	9,063	215	-
Cash - Ending of Period	$21,927	$86,464	$21,927

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$721,559
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HEALTHIENT, INC.
(A Development Stage Company)
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Nine Months ended March 31, 2011

Note 1. Reorganization and Line of Business

On October 5, 2010 Healthient, Inc. previously known as Time Associates, Inc., a Nevada corporation (" the Company") acquired all of the issued and outstanding common stock of SnackHealthy, Inc., previously known as Healthient, Inc., a Nevada corporation incorporated on April 29, 2009 ("Healthient") in exchange for a total of 43,618,356 newly issued restricted shares of common stock of the Company to the Healthient shareholders pursuant the Agreement an Plan of Reorganization dated as if September 23, 2010. Prior to the issuance of the shares, the Company had 160,078 shares of common stock issued and outstanding. Subsequent to the share exchange there were 43,778,434 shares of the Company issued and outstanding. The shareholders of Healthient own 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 the Company changed its name to Healthient, Inc.

The acquisition of Healthient by the Company on October 5, 2010 has been accounted for as a purchase and treated as a reverse acquisition a re-capitalization since the former owners of Healthient controlled 99.6% of the total shares of Common Stock of the Company outstanding immediately following the acquisition. In November 2010, Healthient, Inc. changed its name to SnackHealthy, Inc.

On this basis, the historical financial statements prior to October 5, 2010 have been restated to be those of the accounting acquirer Healthient (now SnackHealthy, Inc.). The historical stockholders' equity prior to the reverse acquisition has been retroactively restated (a re-capitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer's and acquirer's stock. The original 160,078 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders' equity account of the Company on October 5, 2010.

Healthient, Inc., and its wholly owned subsidiary, SnackHealthy, Inc., develops and markets delicious snacks and beverages that make healthy eating a fun experience for the entire family. The Company’s goal is to develop a portfolio of products and successfully position them as convenient, healthy solutions across several snacking occasions daily.

The Company sells snacks through a network marketing distribution model. The SnackHealthy business opportunity empowers people from all walks of life to achieve their financial dreams. We provide tools, training, and support to help ensure the success of our brand partners. The Company commenced sales in the third quarter ended March 31, 2011, and expects to be out of development stage by the end of our fiscal year June 30, 2011.

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation. Activities during the Development Stage include developing the business plan and raising capital.

Note 2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SnackHealthy, Inc. All significant inter–company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to brand partners and preferred customers who are the Company’s customers. The Company requires credit card payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to brand partners are recorded as deferred revenue. The compensation plan for the Company’s brand partners generally does not provide rebates or selling discounts to brand partners who purchase its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Inventory

Inventory comprises packaged healthy snacks ready for final sale, and is stated at the lower of cost or market value. Cost is determined by the first in, first out method.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3-7years.

Websites Development Cost

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of a websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. Amortization expense has been recorded for the Websites completed starting in the quarter ended March 31, 2011.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”) Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,239,848 from inception and used cash in operations from inception of approximately $1,000,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Basic and Diluted Net Loss per Common Share

Net Loss per Common Share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed in the same way as for Basic net loss.

Warrants outstanding as of March 31, 2011 were 2,733,077. These warrants were not included in diluted earnings per share as the effect was anti-dilutive.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the first nine months ended March 31, 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

In January 2010 the Company started the construction of several websites, two of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	March 31, 2011	June 30, 2010
Website	$245,141	$120,140
Amortization	16,677	-
	228,464	120,140

Computers and furniture	8,635	1,809
Depreciation	1,018	603
Net	$7,617	$1,206

Note 4. Stockholders’ Deficit

The Company has 100,000,000 authorized shares of common stock with a par value of $.001 and 20,000,000 shares of preferred stock with a par value of $.001. The Company, prior to the share exchange, authorized the issuance of 13,480,000 shares of common stock to various shareholders at par, the fair value of the shares when issued.  The fair value of the shares of $13,480 was recorded as an expense.

On October 8, 2009 SnackHealthy, Inc. (previously known as "Healthient, Inc.") and now a wholly-owned subsidiary of the Company, offered to sell 2,000,000 units at $1.00 per to accredited investors only in a private placement. Each unit consists of one (1) share of common stock, par value $.001 per share and one (1) warrant to purchase an additional share of common stock at an exercise price of $1.25. Each warrant expires one year from purchase date.

During the year ended June 30, 2010, Healthient sold to investors 676,786 units for a total of $672,500. 565,000 units were sold at $1.00 per unit with warrants exercisable at $1.00 per share. 97,500 units were sold at $1.00 per unit with warrants exercisable at $1.25 per share and 14,286 units were sold at $.70 per unit with warrants exercisable at $1.25 per share. After the share exchange, each warrant increased to 3 for 1 and the exercise price became one-third the original price.

During the nine months ended March 31, 2011 the Company (through Healthient) sold to investors 2,585,219 units for cash of $547,285.  The Company issued 456,712 shares for services for $99,757 ($0.22 per share) and 1,884,250 shares under the 2010 Equity Compensation Plan for $621,802 ($0.33  per share).

A summary of the Company’s warrant activity as of March 31, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2010	1,925,358	$0.33
Granted	2,585,219	0.33
Forfeited	(1,777,500)	0.33
Exercised	-	-
Outstanding at March 31, 2011	2,733,077	$0.33

Average Expiration Date	Average Exercise Price	Number of Warrants

Apr-11	$0.33	30,000
May-11	$0.33	30,000
Jun-11	$0.33	87,858
Jul-11	$0.33	690,000
Aug-11	$0.33	90,000
Sep-11	$0.33	368,934
Oct-11	$0.33	759,500
Nov-11	$0.33	220,307
Dec-11	$0.33	456,478

		2,733,077

Note 5. Related Party Transactions

During the year ended June 30, 2010, the Company entered into service agreements for consulting services which included marketing, development and design of products and its packaging, branding and integration of technology.  One of the consultants also acted as a Secretary of the Company.  The other consultant is also a director of the Company.  The service contracts were for a monthly compensation of $10,000 and $13,375, respectively. The total expense for the nine months ended March 31, 2011 was $62,737 and $60,218 respectively.  As of March 2, 2011, one of the consulting agreements was terminated.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY.  ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED.  BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN, AFFECT THE COMPANY'S RESULTS OF OPERATIONS.  IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission (“SEC”), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

COMPANY OVERVIEW

OUR BUSINESS

Healthient, Inc., and our wholly owned subsidiary, SnackHealthy, Inc., develops and markets delicious snacks and beverages that make healthy eating a fun experience for the entire family. The Company’s goal is to build a portfolio of better-for-you products and successfully position them as convenient, healthy solutions across several snacking occasions daily.

We sell our snacks through a network marketing distribution model. The SnackHealthy business opportunity empowers people from all walks of life to achieve their financial dreams. We provide tools, training, and support to help ensure the success of our brand partners. The Company commenced sales in the third quarter ended March 31, 2011 and expects to be out of development stage by the end of our fiscal year June 30, 2011.

OUR MISSION

The mission of Healthient is to make a positive change in people's lives by offering great tasting, nutritious products and a rewarding business opportunity. Our healthy snacks and functional beverages are positioned as a premium brand for health conscious and environmentally conscious people. We are guided by the following values:

Honestly Nutritious.  Our products are developed for human life, not shelf life. They will be good for our customers and always free of harmful preservatives and artificial ingredients.

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

CURRENT TRENDS

The Obesity Epidemic

According to the World Health Organization (WHO), approximately 1.7 billion adults are overweight and 400 million are obese. By 2015, it is predicted that 2.3 billion adults will be overweight and more than 700 million will be obese. Obesity rates among children have also climbed, with more than 30 percent now overweight or obese.

According to the Centers for Disease Control and Prevention, over the last 30 years, obesity among American children ages 6 to 11 has more than doubled – from 6.5 percent to 17 percent.  In the same timeframe, obesity among 12 to 19-year-olds has more than tripled – from five percent to nearly 18 percent.

Studies show that the most effective way to prevent obesity is to address it during childhood by instilling healthy habits which starts with the very basis of eating the right foods and exercising daily. Obesity puts children at risk of developing serious diseases, including Type 2 diabetes, heart disease, hypertension and other conditions like depression. Obesity keeps children from performing their best at school. Studies show that being overweight or obese can have a negative effect on math and reading scores and keeps students out of school for more sick days.

The New Age of Healthy Snacking

The American diet is being completely redefined as snacks and meals have become interchangeable. Our goal is to by successfully position convenient healthy solutions across eating occasions, and even day parts. An increased interest in healthy snacking and exercise, diet fatigue and American’s busy lifestyles, “on the go” snacks have experienced consistent growth over the past several years. Consumers are demanding more pure and natural ingredients in their snacks. Snacking goes hand-in-hand with watching or attending sports events, or participating in sports activities. However, snack selections are changing. Today, more consumers view dried fruits and nuts as healthful snack alternatives because of increased attention to good eating. Today, more dried fruits are being eaten as healthful snacks. Younger consumers, especially, are discovering dried fruits as delicious natural snacks. Over one third of consumers in Europe and North America are choosing at least one healthy snack every day. Consumption of healthy snacks is expected to rise as government efforts to combat global obesity help more people to become aware of health and nutrition. More meals and snacks are consumed on the move and increasingly in the car, where handheld food products make for easy snacks on the go. As a result of fragmented meal times, afternoon snacks now represent 27 percent of the on-the-go meal market, the largest section overall.

OUR PRODUCTS

A market for snack food and beverages that are simultaneously convenient, healthy and indulgent is ripe for exploitation. Rapidly changing lifestyles have led to a more hectic daily routine for most consumers. This in turn has impacted snacking habits and resulted in “on-the-go” customers turning to quick, healthy, and convenient eating.

Better-for-You

We are developing a broad line of “better-for-you snacks” for people to consume during several snacking occasions daily. Products in development include Crispy Fruit, Nutrition bars, Fruit & Nut mixes, Mini Pretzels, and Lite Natural Microwave Popcorn. Our healthy beverages in development include Fiber+Antioxidant drinks, Protein drinks, Sugar-Free energy drinks, and snack shakes.

Our products are an exact fit for the new healthy snacks market segment and offer a “pure play” in the direct selling industry. Our Crispy Fruit snacks are made from 100% all natural ingredients and combine an impeccably healthy image with great taste and texture.

The exceptional taste of our fruit and nut bars in development is derived from all natural whole food ingredients with no preservatives or artificial flavors. They are a delicious blend of unsweetened fruits, nuts and spices. They are free of gluten, dairy, soy, corn, added sugars and sweeteners, preservatives, fillers and colorings. They are rich in fiber, antioxidants, heart-healthy Omega-3 & Omega-6 essential fatty acids, beneficial carbohydrates, essential vitamins and minerals.

Marketing and Training Products

In addition to our healthy snacks and beverages we will sell marketing and training materials and online tools that are designed to assist our Brand Partners in building their businesses and in marketing our products. These resource materials and sales tools will include product brochures and business forms that are designed by us and are printed by outside publishers.

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

INDUSTRY OVERVIEW

As a direct seller of snacks and beverages, we compete within two industries: Food & Beverage and Direct Selling.

The global snack market reached $300 billion in 2010. The snacking industry is experiencing unprecedented change as consumers increase their pace of life. The consumer market for nutrition and energy bars in the U.S is one of the fastest growing food categories, benefiting from the confluence of consumers' interest in and desire for healthier snack and meal replacements, the demand for portable snacks and meals, and general nutrition and fitness needs.

According to the World Federation of Direct Selling Associations ("WFDSA"), the direct selling industry currently generates approximately $110 billion annually in worldwide retail sales, through approximately 60 million independent distributors. According to statistics compiled by the Direct Selling Association (the U.S. member of the WFDSA), the United States remains the largest market for direct selling, with $32 billion in annual retail sales and 15 million independent distributors. According to the Direct Selling Association, wellness products, which include nutritional supplements and functional foods, accounted for 20.3% of the U.S. direct retail sales.

ACQUISITION

On October 5, 2010, the Company, previously known as Time Associates, Inc., a Nevada corporation acquired all of the issued and outstanding shares of common stock of Snack Healthy, Inc., previously known as Healthient, Inc., a Nevada corporation ("Healthient") in exchange for the issuance by the Company of a total of 43,618,356 newly issued restricted shares of common stock to the Healthient shareholders pursuant the Agreement an Plan of Reorganization dated as of September 23, 2010 (the "Acquisition"). Prior to the issuance of the shares, the Company had 160,078 shares of common stock issued and outstanding. Subsequent to the exchange there were 43,778,434 shares issued and outstanding. The shareholders of Healthient own 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 the Company changed its name from "Time Associates" to Healthient, Inc.

The acquisition of Healthient by the Company on October 5, 2010, has been accounted for as a purchase and treated as a reverse acquisition and re-capitalization since the former owners of Healthient controlled 99.6% of the total shares of Common Stock of the Company outstanding immediately following the acquisition. In November 2010, Healthient, Inc. changed its name to SnackHealthy, Inc.

On this basis, the historical financial statements prior to October 5, 2010, have been restated to be those of the accounting acquirer Healthient (now SnackHealthy, Inc.). The historical stockholders' equity prior to the reverse acquisition has been retroactively restated (a re-capitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer's and acquirer's stock. The original 160,078 shares of common stock outstanding prior to the reorganization have been reflected as an addition in the stockholders' equity account of the Company on October 5, 2010.

RESULTS OF OPERATIONS

Revenue

We commenced sales during our pre-launch phase in the most recent quarter. Our revenue for both the three and nine-month periods ended March 31, 2011 was to $98,741compared to zero revenue for the same periods in 2010.

Gross Profit

Gross profit as a percentage of revenue was 80.6% for the three and nine-month periods ended March 31, 2011.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our Brand Partners.  Selling expenses as a percentage of revenue were 22.8% for the three and nine-month periods ended March 31, 2011.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses for the three-month period ended March 31, 2011 increased to $696,730 from $241,957 for the same period in 2010.  The increase was due primarily to a non-cash expense of $593,950 as a result of stock based compensation.  General and administrative costs for the nine-month period ending March 31, 2011 were $1,305,855 compared to $438,937 for the same period in 2010. The increases were largely due to non-cash expenses of $721,559 as a result of stock based compensation as well as independent contractor costs associated with the launch of our SnackHealthy, Inc. business unit.

Provision for Income Taxes

None.

Net Loss

As a result of the foregoing factors, net loss for the third quarter 2011 increased to $639,608 from $241,957 for the comparable period in 2010. Net loss for the first nine months of 2011 was $1,248,733 compared to $438,978 for the same period in 2010.

Liquidity and Capital Resources

Generally, our principal uses of cash includes operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures and the development of operations in new markets.  The capital expenditures for the first nine months of 2011 are primarily related to:

•	Purchases of computer systems and software and development costs;

•	The build-out and upgrade of leasehold improvements in our new corporate headquarters;

•	The purchase of office furniture, phone systems and equipment;

•	Product inventory.

During the first twelve months of development stage and prior to the acquisition by Time Associates, Inc., the Company through its subsidiary, then known as "Healthient, Inc." raised $1,219,785 from accredited investors to invest in the infrastructure needed during pre-launch phase. The Company, through its subsidiary, then known as "Healthient, Inc.", commenced a $5,000,000 private placement offering to fund its next phase of growth and national expansion. During the year ended June 30, 2010, the Company sold to investors 676,786 units for cash of $672,500. 565,000 units were sold at $1.00 per unit with warrants exercisable at $1.00 per share. 97,500 units were sold at $1.00 per unit with warrants exercisable at $1.25 per share and 14,286 units were sold at $.70 per unit with warrants exercisable at $1.25 per share. Subsequently, the shares underwent a 3 for 1 split. The warrant also increased to 3 for 1 and the exercise price became one-third the original price. During the nine months ended March 31, 2011 the Company sold investors 2,585,219 units for cash of $547,285 and has cash of $21,927. The Company anticipates it will need to raise additional funds during the next twelve months in order to sustain the growth of our business and has signed an investment banking agreement with a licensed broker dealer. Monies will be used primarily to build significant product inventory including new products to be introduced in the coming months and cash reserves.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.  As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4.  Controls and Procedures.  The Company has disclosure controls and procedures (as defined in Rules 13a-14and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [RESERVED]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.

(a) Exhibits

Exhibit No.	Description
Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	HEALTHIENT, INC.

	By:	/s/ Katherine West
Katherine West
President

By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer