Form 10-K
period 2011-06-30
Healthient, Inc.
filed 2011-10-13
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 333-59114

HEALTHIENT, INC.
(Name of small business issuer in its charter)

NEVADA	33-0730042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15132 Park of Commerce Blvd., Jupiter, FL	33478
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (including area code): (561) 935-6449

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

The registrant's revenues for its most recent fiscal year were $172,902.

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on October 12, 2011 of $0.13 per share, as reported by the FINRA OTC BB, was approximately $3,996,674. Shares of common stock held by each current executive officers and directors and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information provided herein and is as of  October 12, 2011. This determination of affiliate status is not a conclusive determination for other purposes

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 71,467,971 as of October 12, 2011. The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None

HEALTHIENT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2011

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not purely historical should be considered forward-looking statements.  Often they can be identified by the use of forward-looking words and phrases, such as “intend,” “may,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning industry trends, anticipated demand for our products, the impact of pending litigation, our overall business strategy, market acceptance of new products, future customer and sales developments, manufacturing forecasts, including the potential benefits of our contract manufacturers sourcing and supplying raw materials, the significant role of original equipment manufacturers in our business, the future cost and potential benefits of our research and development efforts and liquidity and cash resources forecasts.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the cautionary statements made by the Company in this report concerning risks and other factors that may affect the Company’s business and operating results, including those made in this report under the caption “Risk Factors,” in Part I, Item 1A and elsewhere in this report as well as the Company’s other reports filed with the Securities and Exchange Commission (“SEC”). We may from time to time make additional forward-looking statements in our filings with the SEC, in our reports to our stockholders and elsewhere. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.  BUSINESS

General

We, Healthient, Inc., and our wholly-owned subsidiary, SnackHealthy, Inc. ("we", "Healthient" or the "Company"), develop and market healthy snacks and beverage mixes.  Our goal is to successfully position our portfolio of products to American families as convenient, healthy solutions to support the lifestyles of health conscious consumers.

We sell our products through a network marketing distribution model. We believe that the SnackHealthy business opportunity empowers people from all walks of life to achieve their financial dreams. We provide tools, training, and support to help ensure the success of our brand partners.  We commenced sales in the third quarter ended March 31, 2011.

Our principal executive offices are located at 15132 Park of Commerce Blvd., Jupiter, FL 33478, and our phone number is (561) 935-6449.

Organization

Our Company was organized under the laws of the state of California on November 5, 1996 as Renet Services, Inc.  The name was changed to Time Lending, California, Inc. on August 4, 1998 and we reincorporated in the state of Nevada in December, 2000 by merging with Time Lending, California, Inc., a Nevada corporation. Time Lending, California, Inc.  subsequently changed its name to "Time Associates, Inc."  Effective as of October 5, 2010, Time Associates, Inc. entered into an agreement and plan of reorganization dated as of September 23, 2010 (the "Reorganization Agreement") with Healthient, Inc. a Nevada corporation organized April 29, 2009 ("Healthient") and Healthient shareholders. In accordance with the terms and provisions of the Reorganization Agreement, the Company acquired Healthient in exchange for 43,618,356 newly issued "restricted" shares of common voting stock of the Company to the Healthient shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a condition of the closing of the share exchange transaction, a majority shareholder of the Company cancelled all of his 188,572 shares. In addition, as a condition of the closing of the transaction, the Company spun off its operating subsidiary, Time Marketing, Inc. Pursuant to the terms of the Reorganization Agreement, each one (1) share of common stock of Healthient has been exchanged for three (3) shares of the Company's common stock. Following the Closing Date, there were 43,778,433 shares of the Registrant's common stock outstanding. Immediately prior to the Closing, there were 160,077 shares issued and outstanding (assuming the cancellation of the shares held by the majority shareholder at the closing).  The shareholders of Healthient owned 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 Time Associates, Inc. changed its name to "Healthient, Inc."

The acquisition of Healthient by the Company on October 5, 2010 has been accounted for as a purchase and treated as a reverse acquisition and re-capitalization since the former owners of Healthient controlled 99.6% of the total shares of common stock of the Company outstanding immediately following the acquisition. In November 2010 Healthient, Inc. changed its name to "SnackHealthy, Inc."  SnackHealthy, Inc., a Nevada corporation is a wholly-owned subsidiary of the Company.

On July 19, 2010 the Company effected a seventy (70) for one (1) reverse stock split of its common stock. There were 23,398,040 shares of common stock outstanding before the reverse stock split, and 348,649 after the stock split.

As of August 7, 2010, the Company sold two of its fifty-percent owned subsidiaries, Time Management, Inc. and Tenth Street, Inc. to those companies’ shareholders for a price of $10.00 each.

Business Overview

We are a network marketing company that sells healthy snacks and beverage mixes. We pursue our mission of helping people achieve personal success by providing a financially rewarding business opportunity to brand partners and great tasting products to brand partners and customers who seek a healthy lifestyle.

The weight management product portfolio includes meal replacement shakes and a variety of healthy snacks. The energy category includes sugar free energy drink mixes to support a healthy active lifestyle.

We believe the direct-selling channel is ideally suited to marketing our products because sales of weight management and nutrition products are strengthened by ongoing personal contact between retail consumers and brand partners. This personal contact may enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, many of our brand partners use our products themselves, and can therefore provide first-hand testimonials of our products to consumers, which often serve as a powerful sales tool.

We are focused on building and maintaining our brand partner network by offering financially rewarding and flexible career opportunities through sales of great tasting, “better for you” snacks to health conscious consumers. We believe the income opportunity provided by our network marketing program appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement their family incomes, start a home business or pursue entrepreneurial, full and part-time, employment opportunities.

Our brand partners, who are independent contractors, can profit from selling our products and can also earn bonuses on sales made by the other brand partners whom they recruit to join their sales organizations. We enable our brand partners to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our brand partners through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local and national company- sponsored sales events. We are committed to providing professionally designed educational training materials that our brand partners can use to enhance recruitment and maximize their sales. We and our brand partner leadership conduct thousands of training sessions each year to educate and motivate our brand partners. These training events teach our brand partners not only how to develop invaluable business building and leadership skills, but also how to differentiate our products to consumers.

Our corporate sponsored training events provide a forum for brand partners, who otherwise operate independently, to share ideas with each other. In addition, we operate a web-based brand partner back-office, which delivers educational, motivational and inspirational content to our brand partners. We plan to further aid our brand partners by generating additional demand for our products through traditional marketing and public relations activities, such as radio and television ads, sporting event sponsorships and endorsements.

Competitive Strengths

We believe that our success stems from our ability to motivate our brand partner network through our marketing plan and provide brand partners with a unique go to market strategy that supports sustainable daily consumption of our great tasting snacks and beverages that appeal to consumer preferences for healthy lifestyles. Our goal is to achieve sustained and profitable growth by capitalizing on the following competitive strengths:

Brand Partner Base

Our brand partners can be segmented into three general categories based on their product order patterns: discount buyers, small retailers and potential sales leaders. We define discount buyers as customers who have signed up as brand partners to enjoy a discount on their purchases; small retailers as product users and sales people who generate modest sales to friends and family; and potential sales leaders who are proactively developing a business with the intention of building full-time careers. The marketing plan encourages active participation in the business including building down-line sales organizations of their own, which can serve to increase their income and increase our product sales. Sales leaders, our top brand partners, contribute significantly to our sales.

Product Portfolio

We are committed to building brand partner, customer and brand loyalty by providing a diverse portfolio of healthy snacks and beverages. The breadth of our product offerings enables our brand partners to sell a comprehensive package of products designed to simplify weight management and nutrition. We plan to continue to introduce new products annually and rigorously review, and if necessary, improve our product formulations, based upon developments in nutritional science. We believe that the variety in our product portfolio significantly enhances our brand partners’ ability to build their businesses.

Scalable Business Model

Our business model enables us to grow our business with only moderate investment in our infrastructure and other fixed costs. We require no Company-employed sales force to market and sell our products. We incur no direct incremental cost to add a new brand partner in our existing markets, and our brand partner compensation varies directly with sales. In addition, our brand partners bear the majority of our consumer marketing expenses, and sales leaders sponsor and coordinate a large share of brand partner recruiting and training initiatives.

Geographic Diversification

We have the ability to establish our network marketing organization in new markets. While sales within local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company specific reasons, we believe that expanding our geographic diversity will mitigate our financial exposure to any particular market. We currently operate within the United States and plan to open two new markets during 2012 and our strategic plan includes a goal of opening four new markets during 2013.

Experienced Management Team

Management Team

Our management team includes individuals with expertise in corporate finance, management, product development, direct sales and Internet commerce. The team is responsible for executing the Company’s business plan, the day-to-day management and oversight of the Company’s business and operations.

William M. Alverson – Chairman and Director

Mr. Alverson began his career as a financial advisor at American Express in 1989. In 1993, he founded venture firm WMA & Associates. At WMA & Associates, he led the financings and provided executive management and advisory services to early stage companies including Pacific Snacks, Genius Products, Travelmax, Admore Memory, FreeRealTime.com and Travelstar creating over 800 million dollars in market capitalization. He has extensive public company executive management experience having served in positions as both on the Board of Directors and Chief Executive Officer.

Katherine West – Director and Chief Executive Officer of Healthient, Inc. and SnackHealthy, Inc.

As Chief Executive Officer, Ms. West oversees the management team and entire day-to-day operations of Healthient and its subsidiary, SnackHealthy. She has extensive knowledge in direct sales, executive management and public company experience having served for Travelstar on the Board of Directors and held the titles of Executive Vice President and Chief Financial Officer.

William Lindberg - Chief Financial Officer

Mr. Lindberg is responsible for the Company's finance functions, including tax, financial planning, treasury, accounting, capital allocation, procurement, internal audit, and inventory. His prior experience includes serving in executive financial positions at both public and private companies including Nascent Wines where he served as CFO. Early in his career, Mr. Lindberg was a Certified Public Accountant at Arthur Anderson & Co. assigned to its offices in Montevideo, Buenos Aires, and Santiago.

Jay Borromei - Chief Information Officer

Mr. Borromei has more than 20 years of experience in a variety of operations and IT leadership roles. His extensive understanding of business operations helps him advance Healthient’s business through the use of the latest technology systems, software applications and tools required to build a successful and profitable operating enterprise.

Our Business Strategy

We believe that our network-marketing business model is the most effective way to sell our products. Our objective is to increase the recruitment, retention, retailing and productivity of our brand partner base by pursuing the following strategic initiatives:

Product Strategy

We are committed to providing our brand partners with great tasting, healthy snacks and beverage mixes to help them increase sales and recruit new brand partners. Our product development is focused on two principal categories and that capitalize on the growing trends of obesity and anti-aging: weight management & energy and sports fitness. On an ongoing basis, we will augment our product portfolio with additional products and, as appropriate, will bundle products addressing similar health concerns into packages and programs.

To better support brand partners, we will expand our product packaging to provide both individual serving sizes for portion control and convenience and larger party or family sizes of our top selling products. Additionally, each year we plan to launch products and/or programs, coupled with our major events, to generate continued excitement among our brand partners.

These product launches will generally target specific market segments deemed strategic to us that support our focus on driving daily consumption.

Brand Partner Strategy

We will continue to increase our investment in events and promotions, both in absolute dollars and as a percent of net sales, as a catalyst to help our brand partners improve the effectiveness and productivity of their businesses. We work with our brand partner leaders to globalize best-practice business methods which enable our brand partners to improve their penetration in existing markets. These business methods will include: Healthy Snack Clubs, Weight Loss Challenges, and Internet/Sampling.

Infrastructure Strategy

We are implementing an enterprise-wide technology solution, with a scalable and stable open architecture platform, to enhance our efficiency and productivity as well as that of our brand partners. In addition, we are upgrading our Internet-based marketing and brand partner services platform.

Product Overview

Our products are designed to help brand partners and customers achieve and maintain their healthy weight, improve their health and experience life-changing results. Our snacks and beverages appeal to the growing base of consumers seeking differentiated products and desiring a healthier lifestyle.

We market and sell 21 products through our brand partners. Our products may often be sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our brand partners’ cross-selling opportunities. These programs target specific consumer market segments, such as women, men or children, as well as weight-management customers and individuals looking to enhance their overall well being.

The following information summarizes our products by product category.

Product Categories:

Weight Management & Energy, Sports &Fitness

Representative Products

Smart Shake, CrispyFruit, LoliBars, RealFruit, Lite Natural Microwave Mini Popcorn, Multigrain Pretzel Nuggets, LoliCrunch, Low-Sodium Mini-Twist Pretzels, and Zing! Healthy Energy Drink Mix.

Literature, Promotional and Other Products

We sell promotional materials designed to support our brand partners’ marketing efforts, as well as a Premium Marketing Program that includes retail websites for our brand partners to enhance the online experience and improve their productivity.

Product Development

We are committed to providing our brand partners with delicious healthy snacks and beverage mixes to help them increase recruitment, retention and retailing. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines.

Once a particular market opportunity has been identified, our marketing and sales teams work closely with brand partners to effect a successful development and launch of the product. Our research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

A new product development process was deployed to accelerate the introduction of new products and to improve the launch of products. The process consists of five stages: identification, feasibility assessment, development, launch and learn.

New product ideas are generated and narrowed down to high potential ideas that fill our business needs and conform to our overall strategy. We test the most promising ideas with brand partners and customers. This testing is followed by a feasibility assessment, which includes a review of product and package prototypes, product positioning and messaging, process design and analysis of manufacturing issues.

The next stage is the development phase in which we finalize the formula, process, manufacturing strategy, product positioning, pricing, labeling and other related matters. The fourth stage is the launch phase in which we prepare promotional and salesmaterials, complete the supply chain plan and complete other final preparations for launch.

After the product is launched, we closely track sales performance and the lessons learned so we can update and improve the product development process.

Network Marketing Program

General

Our products are distributed through a network marketing organization comprised independent brand partners in the United States. In addition to helping our brand partners achieve physical health and wellness through use of our products, we offer our brand partners, who are independent contractors, attractive income opportunities. Brand partners may earn income on their own sales and can also earn bonuses on sales made by the brand partners in their sales organizations.

We believe that our products are particularly well suited to the network marketing distribution channel because sales of weight management products are strengthened by ongoing personal contact and coaching between retail consumers and brand partners. We believe our continued commitment to developing great tasting, snacks and beverage mixes will enhance our ability to attract new brand partners as well as increase the productivity and retention of existing brand partners.

Structure of the Network Marketing Program

To become a brand partner, a person must be sponsored by an existing brand partner and must pay an annual brand partner fee.

Brand Partner Earnings

Brand partner earnings are derived from several sources. First, brand partners may earn profits by purchasing our products at wholesale prices, which are discounted 20% to 50% from suggested retail prices and selling our products to retail customers or to other brand partners. Second, brand partners who sponsor other brand partners and establish their own sales organizations may earn production bonuses.

Each brand partner’s success is dependent on two primary factors: 1) the time, effort and commitment a brand partner puts into his or her SnackHealthy business and 2) the product sales made by a brand partner and his or her sales organization.

Many of our brand partners join SnackHealthy to obtain a discount on our products and become a discount consumer or have a part-time retail income goal in mind.  This retail income is not tracked by the Company.

Brand Partner Motivation and Training

We believe that motivation and training are key elements in brand partner success and that we, and our brand partner sales leaders have established a consistent schedule of events to support these needs. We, and our brand partner leadership will conduct thousands of training sessions annually on local, regional and national levels to educate and motivate our brand partners. Every month, there are training seminars held throughout the nation. As we grow in each major region, we plan to host events that focus on product and business development.

Additionally, once a year, we will host a national event at which our brand partners can attend to learn about new products, expand their skills and celebrate their success. In addition to these training sessions, we host weekly SnackHealthy Webinars that we use to provide brand partners continual training and the most current product and marketing information.

Manufacturing and Distribution

Our products are manufactured for us by third party manufacturing companies. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We continually strive to establish excellent relationships with our manufacturers and to obtain improvements in product quality and product delivery. Some of our key input materials such as whey proteins and packaging materials are subject to pricing fluctuations driven by commodities pricing. We are confident that we can offset potential cost increases of these materials with volume increases in our inventory purchases and, when necessary, by raising the prices of our products.

In order to coordinate and manage the manufacturing of our products, we will utilize a demand planning and forecasting process that is directly tied to our production planning and purchasing systems. Using a planning process allows us to balance our inventory levels to provide exceptional service to brand partners while minimizing working capital and inventory obsolescence.

Shipping and processing standards for orders placed are either same day or the following business day. Products are distributed in the United States market from our third party warehouse and distribution center in Salt Lake City.

Product Return and Buy-Back Policies

Our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with a Snackhealthy product for any reason may return it unopened or any unopened unused portion of it within 30 days of purchase to the brand partner from whom it was purchased for a full refund from the brand partner or credit toward the purchase of another SnackHealthy product. If they return the products to us on a timely basis, the brand partner may obtain replacement product from us for such returned products. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing.

Management Information, Internet and Telecommunication Systems

In order to facilitate our growth and support brand partner activities, we plan to continually upgrade our management information, Internet and telecommunication systems. These systems include: (1) Multiple centralized host computer systems managed by Exigo Office in Dallas, Texas and Solution X Global in Provo, Utah. These systems are linked together via a secure wide area network that provides on-line, real-time access to information, transitioning and reporting; (2) 24 hour order fulfillment center located in Salt Lake City, Utah linked in real time to our transitioning systems; (3) Local area networks of personal computers within our markets, serving our regional administrative staffs; (4) A state of the art international e-mail system through which our employees communicate; (5) A standardized Cisco telecommunication system in all of our markets; (6) Internet websites to provide a variety of online services for brand partners such as status of qualifications, meeting announcements, product information, application forms, educational materials and, in select markets including the United States, sales ordering capabilities.

These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, payment processing, inventory management and detailed brand partner records. We intend to continue to invest in these systems in order to strengthen our operating platform.

Regulation

General

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by brand partners, for which we may be held responsible; (3) our network marketing program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; and (5) taxation of our independent brand partners (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records).

Products

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Protection, and (8) the Drug Enforcement Administration.

Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and/or sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing and storage of foods and OTC drugs. On June 25, 2007, the FDA published its final rule regulating cGMPs for dietary supplements. The final rule became effective August 24, 2007. The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements and, we believe, the revisions are generally favorable to the dietary supplement industry.

The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe.

Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure or function claims, must have substantiation in their possession that the statements are truthful and not misleading.

The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA.  In January 2000, the FDA issued a regulation that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The regulation describes how the FDA distinguishes disease claims from structure or function claims.

During 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturer’s obligations to substantiate structure/ function claims. The FDA also issued a Structure/Function Claims Small Entity Compliance Guide. In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

As a marketer of nutritional supplements and other products, we are subject to the risk that one or more of the ingredients in our products may become the subject of regulatory action.

On December 22, 2007, a new law went into effect in the United States mandating the reporting of all serious adverse events occurring within the United States, which involve dietary supplements or OTC drugs. If, as a result of our receipt of adverse event reports, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

On June 25, 2007, the FDA published its final rule regulating current good manufacturing practices, or cGMP, for dietary supplements. This final rule became effective on August 24, 2007. The final rule requires that companies establish written procedures governing: (1) personnel, (2) plant and equipment cleanliness, (3) lab and testing, (4) packaging and labeling, and (5) distribution.

The FDA also required 100 percent identity testing of all incoming raw materials, although an interim final rule enables companies to petition for an exemption from the 100 percent testing requirement if they can demonstrate the existence of an appropriate statistical sampling program. The new cGMPs will help ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. We have evaluated the final cGMP rule with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of which might not meet the new standards. It is important to note that the final cGMP rule, in an effort to limit disruption, includes a three-year phase-in for small businesses. See Item 1A — Risk Factors for further discussion regarding the recently promulgated cGMP regulations.

Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the United States, this category of products is subject to the Nutrition, Labeling and Education Act, or NLEA, and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts, or GRAS, or be approved as food additives under FDA regulations.

Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

The FTC, which exercises jurisdiction over the advertising of all of our products, has in the past several years instituted enforcement actions against several dietary supplement companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. These enforcement actions have often resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize, as well as the role of expert endorsers and product clinical studies.

Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be certain that the FTC will not question our advertising or other operations in the future. It is unclear whether the FTC will subject our advertisements to increased surveillance to ensure compliance with the principles set forth in its published advertising guidance.

We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.

They could, however, require: (1) the reformulation of some products not capable of being reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; (5) additional scientific substantiation regarding product ingredients, safety or usefulness; and/or (6) additional brand partner compliance surveillance and enforcement action by us.

Any or all of these requirements could have a material adverse effect on our results of operations and financial condition.

Network Marketing Program

Our network-marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within our organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales related criteria.

When required by law, we will obtain regulatory approval of our network marketing program or, when this approval is not required, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

On April 12, 2006, the FTC issued a notice of proposed rulemaking which, if implemented in its originally proposed form, would have regulated sellers of “business opportunities” in the United States. As originally proposed this rule would have applied to us and, if adopted in its originally proposed form, could have adversely affected our U.S. business. On March 18, 2008 the FTC issued a revised proposed rule and, as indicated in the announcement accompanying the proposed rule, the revised proposal does not attempt to cover multilevel marketing companies such as SnackHealthy.

The FTC has approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides.

Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service will be required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor.

The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. It is possible that our use, and that of our independent brand partners, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunity will be significantly impacted and therefore might negatively impact our sales.

We also are subject to the risk of private party challenges to the legality of our network-marketing program. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the multi-level marketing program of Omnitrition International, Inc., or Omnitrition, was successfully challenged in a class action by Omnitrition distibutors who alleged that Omnitrition was operating an illegal “pyramid scheme” in violation of federal and state laws.

We believe that our network-marketing program satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case.

It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network-marketing program. However, the regulatory requirements concerning network-marketing programs do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our network-marketing program could have a material adverse effect on our business.

An adverse determination could: (1) require us to make modifications to our network marketing program, (2) result in negative publicity or (3) have a negative impact on brand partner morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

Transfer Pricing and Similar Regulations

In the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed.

Other Regulations

If we expand internationally, we will also be subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues.

Our failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

Compliance Procedures

As indicated above, SnackHealthy, our products and our network marketing program are subject, both directly and indirectly through brand partners’ conduct, to numerous federal, state and local regulations in the United States.

Beginning last year, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against brand partners and to remedy any violations of Snackhealthy’s rules by brand partners through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that brand partners are prohibited from making certain claims for our products.

Our general policy regarding acceptance of brand partner applications from individuals who do not reside in one of our markets is to refuse to accept the individual’s brand partner application.

It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance.

These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general.

Competition

The business of marketing snacks, weight management and nutrition products is highly competitive. This market segment includes numerous manufacturers, brand partners, marketers, retailers and physicians that actively compete for the business of consumers both in the U.S. and abroad.

The market is highly sensitive to the introduction of new snack food products or weight management plans, including various prescriptions and over the counter drugs that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products.

We are subject to significant competition for the recruitment of brand partners from other network marketing organizations, including those that market weight management products and nutritional supplements, as well as other types of products. Many of our competitors are substantially larger than we are, and have considerably greater financial resources than we have.

Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining brand partners through an attractive compensation plan and other incentives. We believe that our production bonus program, sponsorship program and other compensation and incentive programs provide our brand partners with significant earning potential. However, we cannot be certain that our programs for recruitment and retention of brand partners will be successful.

Employees

As of June 30, 2011, we had 6 employees. These numbers do not include our brand partners, who are independent contractors rather than employees. None of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

Our Internet website address is www.healthient.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 15132 Park of Commerce Blvd. Second Floor. Jupiter, FL 33478.  Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.  RISK FACTORS

The worldwide financial and economic “crisis” could negatively impact our access to capital and the sales of our products and could harm our financial condition and operating results.

The current worldwide financial and economic “crisis” could potentially have a negative impact on us, our liquidity, our access to capital, our operations and our overall financial condition. While we have historically met our funding needs, no assurances can be given that the current overall downturn in the world economy will not significantly adversely impact us, and our business operations. We note economic and financial markets are fluid and we cannot ensure that there will not be in the near future a material adverse deterioration in our sales or liquidity.

Our failure to establish and maintain brand partner relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through independent brand partners, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our brand partners.  Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of brand partners. We expect a high rate of turnover among our brand partners, which is a characteristic of the network marketing business. The loss of a significant number of brand partners for any reason could negatively impact sales of our products and could impair our ability to attract new brand partners.

In our efforts to attract and retain brand partners, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing brand partners and attract new brand partners.  Brand partners who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Sales leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Brand partners have highly variable levels of training, skills and capabilities. The turnover rate of our brand partners, and our operating results, can be adversely impacted if we, and our senior brand partner leadership, do not provide the necessary mentoring, training and business support tools for new brand partners to become successful sales people in a short period of time.

Our brand partners, including our sales leaders, may voluntarily terminate their brand partner agreements with us at any time. The loss of a group of leading sales leaders, together with their down-line sales organizations, or the loss of a significant number of brand partners for any reason, could negatively impact sales of our products, impair our ability to attract new brand partners and harm our financial condition and operating results.

Since we cannot exert the same level of influence or control over our independent brand partners as we could were they our own employees, our brand partners could fail to comply with our brand partner policies and procedures, which could result in claims against us that could harm our financial condition and operating results.

Our brand partners are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if brand partners were our own employees. As a result, there can be no assurance that our brand partners will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our brand partner policies and procedures.

Extensive federal, state and local laws regulate our business, products and network marketing program. While we have implemented brand partner policies and procedures designed to govern brand partner conduct and to protect the goodwill associated with Healthient  and SnackHealthy trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of brand partners and their independent status.

Violations by our independent brand partners of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent brand partners.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The size of our distribution force and the results of our operations may be significantly affected by the public’s perception of the Company and similar companies. This perception is dependent upon opinions concerning:

●	the safety and quality of our products and ingredients;

●	the safety and quality of similar products and ingredients distributed by other companies;

●	our brand partners;

●	our network marketing program; and

●	the direct selling business generally.

Adverse publicity concerning any actual or purported failure of our Company or our independent brand partners to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain brand partners, which would negatively impact our ability to generate revenue.   We cannot ensure that all brand partners will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

In addition, our brand partners’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies.

Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

We expect, from time to time, we will receive inquiries from government agencies and third parties requesting information concerning our products. We will fully cooperate with these inquiries including, when requested, by the submission of detailed technical dossiers addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from the market.

Adverse publicity relating to us, our products or our operations, including our network marketing program or the attractiveness or viability of the financial opportunities provided thereby could have a negative effect on our ability to attract, motivate and retain brand partners. We expect that negative publicity will, from time to time, negatively impact our business in particular markets.

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our brand partner and customer relationships and product sales and harm our financial condition and operating results.

Our business is subject to changing consumer trends and preferences, especially with respect to weight management products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.  Furthermore, the healthy snack food and nutritional supplement industries are characterized by rapid and frequent changes in demand for products and new product introductions and enhancements.

Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and brand partner relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

●	accurately anticipate customer needs;

●	innovate and develop new products or product enhancements that meet these needs;

●	successfully commercialize new products or product enhancements in a timely manner;

●	price our products competitively;

●	manufacture and deliver our products in sufficient volumes and in a timely manner; and

●	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

Due to the high level of competition in our industry, we might fail to retain our customers and brand partners, which would harm our financial condition and operating results.

The business of marketing snack foods, and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, brand partners, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad.

In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do.

Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets and competition may intensify.

We are also subject to significant competition for the recruitment of brand partners from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements, as well as other types of products. We compete for customers and brand partners with regard to weight management and nutritional supplement products.

Our competitors include both direct selling companies such as Herbalife, NuSkin, Alticor/Amway, Melaleuca, Avon Products and Mary Kay, as well snack food manufactures and retail health food and grocery stores.

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our brand partners and customers. In addition, the fact that our brand partners may easily enter and exit our network-marketing program contributes to the level of competition that we face.

For example, a brand partner can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost to become a SnackHealthy brand partner, (2) we do not require any specific amount of time to work as a brand partner, (3) we do not insist on any special training to be a brand partner and (4) we do not prohibit a new brand partner from working with another company.  Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining brand partners through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of brand partners will be successful and if they are not, our financial condition and operating results would be harmed.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, and our failure or our brand partners’ failure to comply with these constraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

The formulation, manufacturing, packaging, labeling, distribution, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions.

There can be no assurance that we, or our brand partners are in compliance with all of these regulations. Our failure or our brand partners’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business.

In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

In April 2006, the FTC issued a notice of proposed rulemaking which, if implemented in its originally proposed form, would have regulated all sellers of “business opportunities” in the United States. As originally proposed this rule would have applied to us and, if adopted in its originally proposed form, could have adversely impacted our U.S. business. On March 18, 2008, the FTC issued a revised proposed rule and, as indicated in the announcement accompanying the proposed rule, the revised proposal does not attempt to cover multilevel marketing companies such as SnackHealthy. The FTC has approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service will be required to clearly disclose the results that consumers can generally expect. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed.

Governmental regulations in countries where we plan to commence operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into such markets. However, governmental regulations, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products.

Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of brand partners and, consequently, on sales.

On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, and holding of dietary supplements. The final rule requires identity testing on all incoming dietary ingredients, but permits the use of certificates of analysis or other documentation to verify the reliability of the ingredient suppliers. On the same date the FDA also published an interim final rule that outlined a petition process for manufacturers to request an exemption to the cGMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule the manufacturer may be exempted from the dietary ingredient testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. The final rule includes a phased-in effective date based on the size of the manufacturer. These rules apply only to manufacturers and holders of finished products and not to ingredient suppliers unless the ingredient supplier is manufacturing a final dietary supplement.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States. We are subject to the risk that, in one or more markets, our network-marketing program could be found not to be in compliance with applicable law or regulations.

Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria.

The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change.

The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general. We are also subject to the risk of private party challenges to the legality of our network- marketing program.

If we fail to further penetrate existing markets or successfully expand our business into new markets, then the growth in sales of our products, along with our operating results, could be negatively impacted.

The success of our business is to a large extent contingent on our ability to continue to grow by entering new markets and further penetrating existing markets. Our ability to successfully expand our business into additional countries, to the extent we believe that we have identified attractive geographic expansion opportunities in the future, is subject to numerous factors, many of which are out of our control.

In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Moreover, our growth will depend upon improved training and other activities that enhance brand partner retention in our markets. While we anticipate significant growth in certain of our markets, we cannot assure you that such growth levels will continue in the immediate or long term future.

Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot assure you that our general efforts to increase our market penetration and brand partner retention in international markets will be successful. If we are unable to continue to expand into new markets or further penetrate existing markets, our operating results could suffer.

We depend on the integrity and reliability of our information technology infrastructure, and any related inadequacies may result in substantial interruptions to our business.

Our ability to provide products and services to our brand partners depends on the performance and availability of our core transactional systems, which is supported by a robust hardware and network infrastructure. We believe the enterprise suite is a scalable and stable solution that provides a solid foundation upon which we are building our next generation brand partner facing Internet back-office.

While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our future business needs.

The most important aspect of our information technology infrastructure is the system through which we record and track brand partner sales, volume points, bonuses and other incentives. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors, although to date none of these errors or inadequacies has had a meaningful adverse impact on our business.

Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose, our brand partners if the errors or inadequacies impair our ability to track sales and pay bonuses and other incentives, which would harm our financial condition and operating results.

Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all.

Since we rely on independent third parties for the manufacture and supply of certain of our products, if these third parties fail to reliably supply products to us at required levels of quality, then our financial condition and operating results would be harmed.

Our products are manufactured at third party contract manufacturers. We cannot assure that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, especially under the FDA’s cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis.

An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

Also, as we experience ingredient and product price pressure in the areas of whey products, plastics, and transportation reflecting global economic trends, we believe that we will have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

If we fail to protect our trademarks and trade names, then our ability to compete could be negatively affected, which would harm our financial condition and operating results.

The market for our products depends to a significant extent upon the goodwill associated with our trademark and trade names. We own the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our products. Therefore, trademark and trade name protection is important to our business.

The loss or infringement of our trademarks or trade names could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.

If our brand partners fail to comply with labeling laws, then our financial condition and operating results would be harmed.

Although the physical labeling of our products is not within the control of our independent brand partners, our brand partners must nevertheless advertise our products in compliance with the extensive regulations that exist in certain jurisdictions, such as the United States, which considers product advertising to be labeling for regulatory purposes.

Our products are sold principally as foods and dietary supplements, and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products.

While we train our brand partners and attempt to monitor our brand partners’ marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our brand partners fail to comply with these restrictions, then we, and our brand partners could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results.

Although we expect that our responsibility for the actions of our independent brand partners in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our independent brand partners.

If our intellectual property is not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe the intellectual property rights of others, then our financial condition and operating results would be harmed.

Our future success and ability to compete depend upon our ability to timely produce innovative products and product enhancements that motivate our brand partners and customers, some of which we will attempt to protect under a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions.

However, our products are generally not patented and the legal protections afforded by common law and contractual proprietary rights in our products provide only limited protection and may be time- consuming and expensive to enforce and/or maintain.

Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non- infringing products that are competitive with, equivalent to and/or superior to our products.

Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations.

Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights. There can be no assurance that one or more of our products will not be found to infringe upon other third party intellectual property rights in the future.

If any one of our products constituted a significant portion of our sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement should we cease offering it would harm our financial condition and operating results.

If consumer demand for this primary product decreased significantly or we ceased offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results could be harmed.

We depend on the continued services of senior management team including our Chairman and Executive Officer, William M. Alverson and our Chief Executive Officer, Katherine West as they work closely with the senior brand partner leadership to create an environment of inspiration, motivation and entrepreneurial business success. Although we do not believe that any of the management team is planning to leave in the near term, we cannot assure you that they will remain with us. The loss or departure of any member of our senior management team could adversely impact our brand partner relations and operating results.

If any of the senior management team does not remain with us, our business could suffer and could negatively impact our ability to implement our business strategy. Our continued success will be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

We may be held responsible for certain taxes or assessments relating to the activities of our brand partners, which could harm our financial condition and operating results.

Our brand partners are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our brand partners.

In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent brand partners as employees, or that our brand partners are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our products are classified as foods or dietary supplements and not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

As a marketer of foods and dietary supplements that are ingested by consumers may be subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances.

It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future.   In addition, product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

We are subject to, among other things, requirements regarding the effectiveness of internal controls over financial reporting. In connection with these requirements, we conduct regular audits of our business and operations. Our failure to identify or correct deficiencies and areas of weakness in the course of these audits could adversely affect our financial condition and operating results.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, and the Public Company Accounting Oversight Board. In particular, we are required to include management and auditor reports on the effectiveness of internal controls over financial reporting as part of our annual reports on Form 10-K, pursuant to Section 404 of the Sarbanes-Oxley Act.

We expect to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the market value of our stock.

On a regular and on-going basis, we will conduct audits of various aspects of our business and operations. These internal audits are conducted to insure compliance with our policies and to strengthen our operations and related internal controls. The Audit Committee of our Board of Directors regularly reviews the results of these internal audits and, if appropriate, will suggest remedial measures and actions to correct noted deficiencies or strengthen areas of weakness.

There can be no assurance that these internal audits will uncover all material deficiencies or areas of weakness in our operations or internal controls. If left undetected and uncorrected, such deficiencies and weaknesses could have a material adverse effect on our financial condition and results of operations.

From time to time, the results of these internal audits may necessitate that we conduct further investigations into aspects of our business or operations. In addition, our business practices and operations may periodically be investigated by one or more of the governmental authorities with jurisdiction over our operations. In the event that these investigations produce unfavorable results, we may be subjected to fines, penalties or loss of licenses or permits needed to operate in certain jurisdictions, any one of which could have a material adverse effect on our financial condition or operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our facility in Jupiter, Florida consists of 4,500 square feet of office and storage space. The term of our lease agreement is from July 1, 2011 through June 30, 2016.  The Company’s  lease payments are $4,226 per month including operating expense and tax for the first year and then a three percent increase after each of the following four years.  We maintain our executive and administrative offices in this facility.  Our lease payments in fiscal 2011 were $6,516. Our rental payments in fiscal 2010 were $1,298. Our lease agreement includes an option for a five year lease of the adjacent suite of 4,500 square feet of office space under the same terms.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available after  2016. We have no assurance that future terms would be as favorable as our current terms.

The Company has not invested in any real property at this time nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the range of $100,000 plus costs. The Company has responded and denies all allegations under the action. The matter has not been set for trial and is currently ongoing.

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

ITEM 4.  [RESERVED]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on FINRA over-the-counter market, the Bulletin Board under the symbol "SNAX ".  As of October 12, 2011 there were 173 holders of our common stock.  In August, 2010 the Company effected a seventy (70) for one (1) reverse stock split of its common stock.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock  (close price adjusted for dividends, if any, and splits):

	High		Low
Year Ended June 30, 2011
First Quarter	$	N/A	$	N/A
Second Quarter		1.01		0.40
Third Quarter		0.40		0.25
Fourth Quarter		0.34		0.17

Year Ended June 30, 2010
First Quarter		$0.10		$0.10
Second Quarter		0.10		0.10
Third Quarter		0.10		0.10
Fourth Quarter		0.10		0.05

We believe that a number of factors, including but not limited to quarterly fluctuations in results of operations, may cause the market price of our common stock to fluctuate significantly. See Part II, Item 7 of this Form 10-K.

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

Recent Sales Of Unregistered Securities

Effective as of October 5, 2010, Time Associates, Inc., a Nevada corporation (the “Registrant”) entered into an agreement and plan of reorganization dated as of September 23, 2010 (the "Reorganization Agreement") with Healthient, Inc., a Nevada corporation ("Healthient") and Healthient shareholders. In accordance with the terms and provisions of the Reorganization Agreement, the Registrant acquired Healthient in exchange for 43,618,356 newly issued "restricted" shares of common voting stock of the Registrant to the Healthient shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Pursuant to the terms of the Reorganization Agreement, each one (1) share of common stock of Healthient has been exchanged for three (3) shares of the Registrant's common stock. The shares of common stock issued to the Healthient shareholders in connection with the Reorganization (43,618,356) were not registered under the Securities Act, in reliance upon an exemption from registration provided by Section 4(2) and/or 4(6) under the Securities Act and Regulation D promulgated thereunder.

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

On January 20, 2011 the Company issued a total of 60,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.50 per share for a total amount of $30,000, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933.

On April 11, 2011 the Company issued a total of 20,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.50 per share for a total amount of $10,000, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933.

On June 7, 2011 the Company issued a total of 100,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.20 per share for a total amount of $20,000, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words.  Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward- looking statements include, among others, the following:

●	our relationship with, and our ability to influence the actions of, our brand partners;

●	adverse publicity associated with our products or network marketing organization;

●	improper action by our employees or international brand partners in violation of applicable law;

●	changing consumer preferences and demands;

●	loss or departure of any member of our senior management team which could negatively impact our brand partner relations and operating results;

●	the competitive nature of our business;

●	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program including the direct selling market in which we operate;

●	third party legal challenges to our network marketing program;

●	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, pricing and currency devaluation risks;

●	our dependence on increased penetration of existing markets;

●	contractual limitations on our ability to expand our business;

●	our reliance on our information technology infrastructure and outside manufacturers;

●	the sufficiency of trademarks and other intellectual property rights;

●	the sufficiency of trademarks and other intellectual property rights;

●	product concentration;

●	our reliance on our management team;

●	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

●	changes in tax laws, treaties or regulations, or their interpretation; • taxation relating to our brand partners;

●	product liability claims;

●	any collateral impact resulting from the ongoing worldwide financial “crisis,” including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a recessionary economic environment; and

●	whether we will purchase any of our shares in the open markets or otherwise.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward- looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Overview

We are a development stage network marketing company. We have been primarily engaged in developing our infrastructure and a product portfolio of 21 snacks and beverages designed to help people achieve and maintain their healthy weight.  We commenced sales of two products from our product lines in the third quarter and had net revenue of approximately $172,902 for the fiscal year ended June 30, 2011.

We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion will be the primary drivers to help us achieve our goal of being the largest network marketing company in North America.

Our products are grouped in two principal categories: weight management and energy, sports & fitness, along with premium marketing websites and promotional items. Our products are often sold in programs that are comprised of a variety of related products designed to simplify healthy snacking and weight management for consumers and maximize our brand partners’ cross-selling opportunities.

Industry wide factors that affect us and our competitors include the increasing prevalence of obesity in adults and children which are driving the demand for healthier snacking alternatives along with the increase in unemployment which can positively affect the recruitment and retention of brand partners.

We believe the value of the average monthly purchase of our products by our sales leaders will remain relatively constant over time. Consequently, increases in our sales are driven by our retention of sales leaders, our recruitment and retention of brand partners and by our brand partners’ adoption of daily consumption business methods.

We provide brand partners with products, support materials, training, special events and a competitive compensation program.

If a brand partner wants to pursue the Snackhealthy business opportunity, the brand partner is responsible for growing his or her business and personally pays for the sales activities related to attracting new customers and recruiting brand partners by hosting events such as Snackhealthy Opportunity Meetings or Success Training Seminars; by advertising Snackhealthy’s products; by purchasing and using promotional materials; by utilizing direct mail and print material such as brochures, flyers, business cards,  and banners; by purchasing inventory for sale or use as samples; and by training, mentoring and following up (in person or via the phone or internet) with customers and recruits on how to enjoy Snackhealthy products and/or pursue the Snackhealthy business opportunity.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and due to related parties, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

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

Inventory

Inventory comprises packaged healthy snacks ready for final sale, and is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3-7 years.

Websites Development Cost

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of a websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. Amortization expense has been recorded for the Websites completed during the year ended June 30, 2011.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,448,933 from inception and used cash in operations from inception of approximately $1,489,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Basic and Diluted Net Loss per Common Share

Net Loss per Common Share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed in the same way as for Basic net loss. Warrants outstanding as of June 30, 2011 and 2010 were 3,557,972 and 2,030,358. These warrants were not included in diluted earnings per share as the effect was anti-dilutive.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the year ended June 30, 2011 and 2010, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Presentation

“Net sales,” reflect distribution allowances and handling and shipping income, represent what we collect and recognize as net revenues in our financial statements.

Our “gross profit” consists of net sales less “cost of sales,” which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments to our warehouse and distribution center, duties and tariffs, expenses relating to shipment of products to brand partners and importers and similar expenses.

“Selling fees” are our most significant expense and consist of:

●	commissions, overrides and production bonuses which total approximately 20.03% of our net revenue.

●	other discretionary incentive cash bonuses to qualifying brand partners.

Selling fees are earned based on retail and wholesale sales and provide potential earnings to brand partners of up to 20% of retail sales. Selling fees together with allowances of up to 45% represent the potential earnings to brand partners of up to approximately 65% of retail sales.

The compensation to brand partners is generally for the development, retention and improved productivity of our brand partner sales organizations and is paid to brand partners on each sale.

Our “operating margins” consist of net sales less cost of sales and selling fees.

“General and administrative expenses” represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, brand partner marketing, occupancy costs, communication costs, bank fees, depreciation and amortization and other miscellaneous operating expenses.

Results of Operations

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit new brand partners and retain existing brand partners, open new markets, further penetrate existing markets, introduce new products and programs that will help our brand partners increase their retail efforts and develop niche markets.

Net Sales

Net sales are directly associated with the recruiting and retention of our brand partner force, retailing of our products, the quality and completeness of our product offerings that the brand partner force has to sell and the number of countries in which we operate.

Management’s role is to provide brand partners with a competitive and broad product line, encourage strong teamwork and leadership among brand partners and offer leading edge business tools to make doing business with SnackHealthy simple and fun.

Management uses the brand partner marketing program coupled with educational and motivational tools and promotions to incentivize brand partners to increase recruiting, retention and retailing, which in turn affects net sales.

Such tools include Company sponsored sales events where large groups of brand partners gather, thus allowing them to network with other brand partners, learn recruiting, retention and retailing techniques from our leading brand partners and become more familiar with how to market and sell our products and business opportunities.

Accordingly, management believes that development and motivation programs will increase the productivity of the sales leader network. The expenses for such programs are included in general and administrative expenses. Sales are driven by several factors, including the number and productivity of brand partners and who continually build, educate and motivate their respective distribution and sales organizations.

We will also use event and non-event product promotions to motivate brand partners to increase recruiting, retention and retailing activities.

These promotions will have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in general and administrative expenses. We believe the factors described above will help brand partners increase their business, which in turn helps drive volume points in our business, and thus, net sales.

We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of brand partners and retailing of our products. This correct business foundation includes strong management that works closely with the brand partner leadership, actively engaged and unified brand partner leadership, a broad product line that appeals to consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive brand partner marketing plan.

Initiatives, such as success training seminars, leadership development and promotional events are integral components of developing a highly motivated and educated brand partner sales organization that will work toward increasing the recruitment and retention of brand partners.

We anticipate that our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets.

While in development stage, we commenced limited sales of two of our snack food products during the third quarter ending March 31, 2011. Our revenue during the full year ended June 30, 2011 was to $172,902 compared to zero revenue for the full year ended June 30, 2010.

We believe the fiscal year 2012 net sales should increase substantially year over year primarily as a result of the Company leaving development stage and transitioning to our brand partner business focus and daily consumption model, although no assurances can be made of such increases.

Gross Profit

Gross profit was $107,677 for the year ended June 30, 2011. As a percentage of net sales, gross profit for the year ended June 30, 2011 was 62.27%.

Selling Expense

Selling expenses as a percentage of net sales was 20.03% for the year ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses for the year ended June 30, 2011 increased to $2,947,713 from $559,900 for the year ending June 30, 2010. The increase was due primarily to a non-cash expense of $2,061,659 as a result of stock based compensation.

We expect general and administrative expenses in fiscal year 2012 to increase in absolute dollars over 2011 levels reflecting higher sales, employee costs, increased depreciation and various sales growth initiatives, including brand partner promotions. However, 2012 general and administrative expenses as a percentage of net sales are expected to be below 2011 levels.

Net Income

Net loss for the year ended June 30, 2011 was $2,875,268 as compared to $559,900 for the year ended June 30, 2010.  Increase was due primarily to a non-cash expense of $2,061,659 as a result of stock based compensation.

Liquidity and Capital Resources

Generally, our principal uses of cash includes operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures and the development of operations in new markets.  The capital expenditures for the first nine months of 2011 are primarily related to:

●	purchases of computer systems and software and development costs;
●	the build-out and upgrade of leasehold improvements in our new corporate headquarters;
●	the purchase of office furniture, phone systems and equipment;
●	product inventory.

During the first twelve months of development stage and prior to the acquisition by Time Associates, Inc., the Company through its subsidiary, then known as "Healthient, Inc." raised $1,219,785 from accredited investors to invest in the infrastructure needed during pre-launch phase.  During the year ended June 30, 2010, the Company sold to investors 676,786 Units for cash of $672,500. 565,000 Units were sold at $1.00 per unit with warrants exercisable at $1.00 per share. 97,500 Units were sold at $1.00 per unit with warrants exercisable at $1.25 per share and 14,286 Units were sold at $.70 per unit with warrants exercisable at $1.25 per share. Subsequently, the shares underwent a 3 for 1 stock split. The warrant also increased to 3 for 1 and the exercise price became one-third the original price. During the fiscal year ended June 30, 2011, the Company sold to the investors a total of 1,556,285 shares of the Company's common stock for cash of $374,285 and had cash of $110,714 at the end of that period. Total current assets were $153,021. Total current liabilities were $433,639 and negative working capital was 280,618.

The Company anticipates it will need to raise additional funds during the next twelve months in order to sustain the growth of our business and has signed an investment banking agreement with a licensed broker dealer. Monies will be used primarily to build significant product inventory and cash reserves.

Off-Balance Sheet Arrangements

At June 30, 2011 and June 30, 2010, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information  requested by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
Healthient, Inc.  (A Development Stage Company)

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as at June 30, 2011and June 30, 2010	F-2
Consolidated Statenment of Operations for the Year ended June 30, 2011, June 30, 2011, and From inception April 29, 2009 until June 30, 2011	F-3
Consolidated Statenments of Cash Flows for the Year ended June 30, 2011, June 30, 2011, and From inception April 29, 2009 until June 30, 2011	F-6
Notes to Consolidated Financial Statements - June 30, 2011and 2010	F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Healthient, Inc.
Jupiter, Florida

I have audited the accompanying consolidated balance sheets of Healthient, Inc.(a development stage company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from April 29, 2009 (inception) through June 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthient, Inc. as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from April 29, 2009 (inception) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
October 7, 2011	RONALD R. CHADWICK, P.C.

Healthient, Inc.
(A Development Stage Company)
Consolidated  Balance Sheets

	June	June
	30, 2011	30, 2010

ASSETS
Current Assets
Cash	$110,714	$9,063
Inventory	28,212	-
Deposits and prepaid expenses	14,095	-
Total Current Assets	153,021	9,063

Property and Equipment
Website costs (net of accumulated amortization)	155,776	120,140
Fixed assets (net of accumulated depreciation)	18,033	1,206
Total Fixed Assets	173,809	121,346

Total Assets	$326,830	$130,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$117,018	$18,094
Payroll taxes	4,442	-
Directors' fees	90,000	-
Stock subscriptions payable	30,000	-
Officer’s loans	192,179	-
Total Current Liabilities	433,639	18,094

Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized, 52,425,681 and 42,853,356 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	52,425	42,853
Additional paid-in capital	3,289,699	643,127
Deficit accumulated in Development stage	(3,448,933)	(573,665)

Total Stockholders' Equity	(106,809)	112,315

Total Liabilities and Stockholder's Equity	$326,830	$130,409

The accompanying notes are an integral part of these financial statements.

Healthient, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

	For the year ended June 30, 2011	For the year ended June 30, 2010	From inception April 29, 2009 until June 30, 2011
Net Sales	$172,902	$-	$172,902
Cost of Sales	65,225	-	65,225

Gross profit	107,677	-	107,677
			-
Selling expenses	35,232	-	35,232
General and administrative expenses	2,947,713	559,900	3,521,378
Total	2,982,945	559,900	3,556,610

Operating loss	(2,875,248)	(559,900)	(3,448,933)

Provision for income taxes	-	-	-

Net loss	$(2,875,268)	$(559,900)	$(3,448,933)

Net loss per share-Basic and Diluted	$(0.06)	$(0.01)

Weighted average number of Common shares outstanding, basic and fully diluted	45,822,225	42,629,473

The accompanying notes are an integral part of these financial statements.

Healthient, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended June 30, 2011	For the year ended June 30, 2010	From Inception April 29, 2009 to June 30, 2011
Cash Flows from Operating Activities
Net loss	$(2,875,268)	$(559,900)	$(3,448,933)
Depreciation	1,201	603	1,804
Amortization of Websites	25,232		25,232
Shares issued for services	2,061,659	-	2,075,139
Changes in operating assets and liabilities
Increase in inventory	(28,212)		(28,212)
Increase in deposits and prepaid expenses	(14,095)		(14,095)
Increase in Directors' fees	90,000		90,000
Increase in accrued payroll taxes	4,442		4,442
Increase in account payable	98,924	18,094	117,018
Net Cash Used in Operations	(636,117)	(541,203)	(1,151,942)

Cash Flows from Investing Activities
Website	(60,868)	(120,140)	(181,008)
Furniture and office equipment	(18,028)	(1,809)	(19,837)
Net Cash Used in Investing Activities	(78,896)	(121,949)	(200,845)

Cash Flows from Financing Activities
Shareholder loans advanced	192,179	(500)	192,179
Shares issued for cash	594,285	672,500	1,266,985
Subscribed stock	30,000		30,000
Net Cash Provided by Financing Activities	816,464	672,000	1,489,164

Net Increase in Cash	101,651	8,848	110,714
Cash--Beginning of Period	9,063	215	-
Cash - Ending of Period	$110,714	$9,063	$110,714

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$2,061,659	$-
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Healthient, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

				Deficit
				accumulated
	Common Shares		Additional	during the	Accumulated
		Par Value	Paid-In	development	Equity
	Shares	$0.001	Capital	stage	(Deficit)

Founders' stock Issued April 30, 2009	40,822,998	$40,823	$(27,343)	$-	$13,480
Net loss		-	-	(13,765)	(13,765)
Balance June 30, 2009	40,822,998	40,823	(27,343)	(13,765)	(285)
Common stock issued for cash	2,030,358	2,030	670,470	-	672,500
Net loss				(559,900)	(559,900)
Balance June 30, 2010	42,853,356	42,853	643,127	(573,665)	112,315
Common stock issued for cash	765,000	765	219,235		220,000
Balance October 4, 2010 date of aquisition of Healthient, Inc. in a reverse merger and recapitalization	43,618,356	43,618	862,362	(573,665)	332,315
Time Associates, Inc. share outstanding at October 5, 2010	160,078	160	(160)		-
Common stock issued for cash	1,556,285	1,556	372,729		374,285
Common stock issued for services	5,556,712	5,556	1,549,800		1,555,357
Common stock issued 2010 Equity Compensation Plan	1,534,250	1,534	504,768		506,302
Net loss				(2,875,268)	(2,875,268)
Balance June 30, 2011	52,425,681	$52,425	$3,289,699	$(3,448,933)	$(106,809)

The accompanying notes are an integral part of these financial statements.

HEALTHIENT,  INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010

Note 1. Reorganization and Line of Business

On October 5, 2010 Time Associates, a Nevada corporation (" the Company") acquired all of the issued and outstanding common stock of Healthient, Inc., a Nevada corporation organized April 29, 2009 ("Healthient") in exchange for the issuance by the Company of a total of 43,618,356 newly issued restricted shares of common voting stock to the Healthient shareholders pursuant the Agreement an Plan of Reorganization dated as if September 23, 2010. Prior to the issuance of the shares, the Company had 160,078 shares of common stock issued and outstanding. Subsequent to the exchange there were 43,778,434 shares issued and outstanding. The shareholders of Healthient own 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 Time Associates, Inc. name was changed to Healthient, Inc.

The acquisition of Healthient by the Company on October 5, 2010 has been accounted for as a purchase and treated as a reverse acquisition and re-capitalization since the former owners of Healthient controlled 99.6% of the total shares of Common Stock of the Company outstanding immediately following the acquisition. In November 2010 Healthient, Inc. changed its name to SnackHealthy, Inc.

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

Healthient, Inc., and its wholly owned subsidiary, SnackHealthy, Inc., develop and market snacks and beverages with the objective of making healthy eating a fun experience for the entire family. The Company’s goal is to develop a portfolio of products and successfully position them as convenient, healthy solutions across several snacking occasions daily. The Company sells snacks through a network marketing distribution model.

The Company is considered to be in the Development Stage as defined in Accounting Standards Codified (ASC) No. 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation. Activities during the Development Stage include developing the business plan and raising capital.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and due to related parties, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

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

Websites Development Cost

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of a websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. Amortization expense has been recorded for the Websites completed during the year  ended June 30, 2011.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,448,933 from inception and used cash in operations from inception of approximately $1,489,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Warrants outstanding as of June 30, 2011 and 2010 were 3,557,972 and 2,030,358. These warrants were not included in diluted earnings per share as the effect was anti-dilutive.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the year ended June 30, 2011 and 2010, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

In January, 2010 the Company started the construction of several Websites, two of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	June 30, 2011	June 30, 2010
Website	$181,008	$120,140
Amortization	25,232	-
	155,776	120,140

Computers and furniture	19,837	1,809
Depreciation	1,804	603
Net	$18,033	$1,206

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016. Our lease payments will be $4,226 per month including operating expense and tax for the first year and then a three percent increase after each of the following four years.  We maintain our executive and administrative offices in this facility.  Our rental payments in fiscal 2011 were $6,516. Our rental payments in fiscal 2010 were $1,298. Subsequent to June 30, 2011 future minimum payments under the office lease are approximately as follows: Year ended June 2012 $51,000, 2013 $52,500, 2014 $54,000, 2015 $55,000, 2016 $56,000, Total $268,500.

Note 4 . Stockholders’ Deficit

The Company has authorized 200,000,000 shares of common stock with a par value of $.001 and 25,000,000 shares of preferred stock with a par value of $.001. The Company effected a 3 for 1 share exchange as part of its reverse acquisition in October 2010. All share amounts in the financial statements and footnotes reflect this action.

The Company authorized the issuance of 40,822,998 shares of common stock to the founders at the fair value of $13,480.  The fair value of the shares of $13,480 was recorded as an expense.

During the year ended June 30, 2010, the Company sold to investors 2,030,358 units for cash of $672,500 (on a 3 for 1 post split basis), with each unit containing one share of common stock and one common stock purchase warrant. 1,695,000 Units were sold at $.33 per unit with warrants exercisable at $.33 per share. 292,500 Units were sold at $.33 per unit with warrants exercisable at $.42 per share and 42,858 Units were sold at $.23 per unit with warrants exercisable at $42 per share.

During the year ended June 30, 2011 the Company sold investors 2,321,285 units for cash of $594,485.  The Company issued 5,556,712 shares for services for $1,555,357 ($0.28 per share) and 1,534,250 under the 2010 Equity Compensation Plan for $506,302 ($0.33 per share).

Non-Employee Stock Options and Warrants

The Company accounts for non-employee stock options and warrants under ASC 718, whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

At June 30, 2009 the Company had no options or warrants outstanding. During the year ended June 30, 2010 the Company granted 2,030,358 common stock purchase warrants, sold as part of a unit with no separate value being allocated to the warrants, allowing the holder to purchase one share of common stock per warrant, exercisable at prices from $.33 - $.42 per warrant, with one year terms expiring from May – June 2011. No warrants were exercised, expired or were canceled, leaving a June 30, 2010 balance of 2,030,358 warrants outstanding.

At June 30, 2010 the Company had 2,030,358 common stock purchase warrants outstanding. During the year ended June 30, 2011 the Company granted 3,557,972 common stock purchase warrants, sold as part of a unit with no separate value being allocated to the warrants, allowing the holder to purchase one share of common stock per warrant, exercisable at prices from $.33 - $.42 per warrant, with one year terms expiring from July 2011 –  April 2012. No warrants were exercised, and 2,030,358 expired, leaving a June 30, 2011 balance of 3,557,972 warrants outstanding.

Stock subscription payable

The Company has a stock subscription payable to an individual for $30,000 requiring issuance of 60,000 shares of common stock.

Note 5. Officer’s loans

Shareholder loans of $192,179 at June 30, 2011 are non interest bearing and due on demand.

Note 6.  Income taxes

The components of the deferred tax asset are as follows:

	June 30 , 2011	June 30, 2010

Deferred tax assets
Net operating loss carry-forward	$1,100,000	$209,090
Valuation allowance	(1,100,000)	(209,090)

Net deferred tax assets	$-	$-

The Company had available approximately $3,445,000 at June 30, 2011 and  $570,000 at June 30, 2010  of unused Federal and California net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2030. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at June 30, 2011 and December 31, 2010 respectively:

Statutory rate	35%
State taxes, net of Federal tax benefit	6%

Net operating loss carry-forward	41%
Effective tax rage	0%

Note 7. Other Matters

The Company is the listed debtor on three notes payable totaling $62,559 which the Company believes were satisfied as part of the October 2010 reverse acquisition with Time Associates, Inc. At the current time the notes remain unreleased by the original lender.

In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the range of $100,000 plus costs. The Company has responded and denies all allegations under the action. The matter has not been set for trial and is currently ongoing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of Healthient, Inc., previously known as Time Associates, Inc., a Nevada corporation (the "Registrant") determined that it was in the best interest of the Company to change its auditors, K. Brain Pybus, CPA, P.A. to Ron R. Chadwick, P.C. The Registrant dismissed K. Brian Pybus, CPA, P.A. as of January 10, 2011.

The Registrant completed a share exchange transaction with SnackHealthy, Inc., previously known as Healthient, Inc., a Nevada corporation as of October 5, 2010. Following the share exchange transaction, SnackHealthy, Inc. became a wholly-owned operating subsidiary of the Registrant. K. Brain Pybus, CPA, P.A. was the auditor for SnackHealthy, Inc. and Ron R. Chadwick, P.C. was the auditor for the Registrant prior to the share exchange transaction.

The audit reports provided by the auditors of SnackHealthy, Inc., K. Brain Pybus, CPA, P.A. for the fiscal years ended June 30, 2009 and 2010 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. During the Registrant's two most recent fiscal years, and during the subsequent interim period preceding the date of dismissal of January 10, 2011, there have been no disagreements between the Registrant and K. Brian Pybus, CPA, P.A., on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure, which disagreement(s), if not resolved to the satisfaction of K. Brian Pybus, CPA, P.A., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

On January 10, 2011, the Board of Directors of the Registrant approved the appointment of Ron R. Chadwick, P.C. of Aurora, Colorado as its new auditors as of December 30, 2010 for its wholly-owned subsidiary SnackHealthy, Inc. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to January 10, 2011, the Registrant did not consult Ron R. Chadwick, P.C. on any matter described in subsections (i) and (ii) of paragraph (a)(2) of Item 304 of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2011, based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name	Age	Position	Since

Katherine West	41	Chief Executive Officer, President and Director	10/5/2010

William Alverson	47	Chairman of the Board of Directors	10/5/2010

William Lindberg	79	Chief Financial Officer	10/5/2010

Mark Flanagan	62	former Secretary	10/5/2010 - 3/2/2011

The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company, unless it has been previously terminated. Except as otherwise indicated, no organization by which any director of officer has been previously employed is an affiliate, parent, or subsidiary of the Company.

Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

William M. Alverson – Chairman of the Board of Directors

William Alverson serves as the Chairman and senior executive of Healthient and SnackHealthy. He started his career in the financial industry in 1989 where he worked as a financial advisor at American Express. In 1993, Mr. Alverson founded Newport Beach, California based investment bank, WMA & Associates. Mr. Alverson served as Chairman and CEO providing first round financings and advisory services to both private and public companies. Major investments included Travelmax, Inc., Admore Memory, Freerealtime.com, Genius Products and Travelstar.  In 1995, as the largest investor and shareholder of Travelmax, he assumed the role of CEO. Under Mr. Alverson’s watch, the company grew from seven employees to 220 employees in less than one year, supporting over 44,000 agents nationwide. In 1997, Mr. Alverson was involved in an off-road racing accident in Mexico that left him temporarily paralyzed with a broken back. As a result of the injury and one-year rehabilitation, Mr. Alverson stepped down as CEO moving away from the day-to-day management of the company and sold off the majority interest in his holdings. In 1998, he returned to work resuming his role as CEO of WMA & Associates . Over the next several years, Mr. Alverson, and his team of investment bankers began investing in start-ups. WMA provided early stage financing and led the public offerings of Baby Genius and FreeRealTime.com.  In 2004, Mr. Alverson led Travelstar, Inc.’s growth from start up to $80,000,000 in sales in 4 years.  In late 2008, the Company was forced to close its doors after losing its contract with its major supplier and could not recover in the world economic crisis and financial market meltdown of that period. In connection with his tenure as a director and executive officer, Mr. Alverson was named in the involuntary bankruptcy proceeding filed in 2008. In September, 2011, the trustee filed for the dismissal of the case against Mr. Alverson.  Mr. Alverson lives in Jupiter, Florida. He is married and has four children with his wife of 15 years, Kathy.  He currently serves on the boards of Jupiter Ventures, Healthient, Inc., SnackHealthy, Inc. and The Healthient Foundation.

Katherine West – Director and Chief Executive Officer of Healthient, Inc. and SnackHealthy, Inc.

As Chief Executive Officer, Ms. West oversees the management team and entire day-to-day operations of Healthient and its subsidiary, SnackHealthy. She has extensive knowledge in direct sales, executive management and public company experience having served for Travelstar on the Board of Directors and held the titles of Executive Vice President and Chief Financial Officer.

From 1998 to 2002, Ms. West served as the COO of WMA & Associates. WMA provided early stage financing and led the public offerings of  Baby Genius and FreeRealTime.com. She held various roles at Travelstar, Inc. including Executive Vice President, Chief Financial Officer and also served on the Board of Directors. The Company went public in 2004.  As Executive Vice President, she managed the day-to-day operations including 36 employees and over 500 travel agents. The Company grew from a start-up to $80,000,000 in sales in just 4 years. In late 2008, the Company was forced to close its doors after losing its contract with its major supplier and could not recover in the world economic crisis and financial market meltdown of that period. In connection with her tenure as a director and executive officer, Ms. West was named in the involuntary bankruptcy proceeding filed in 2008. In September, 2011, the trustee filed for the dismissal of the case against Ms. West.  Ms. West lives in Jupiter, Florida with her husband Bill and their four children.  In addition to running the Company and taking care of her family, Kathy enjoys playing tennis and is the captain of her tennis team.

William Lindberg – Chief Financial Officer

Mr. Lindberg is responsible for the Company's finance functions, including tax, financial planning, treasury, accounting, capital allocation, procurement, internal audit, and inventory. His prior experience includes serving in executive financial positions at both public and private companies including Nascent Wines where he served as its CFO. Early in his career, Mr. Lindberg was a Certified Public Accountant at Arthur Anderson & Co. assigned to its offices in Montevideo, Buenos Aires, and Santiago.

Mark Flanagan – former Secretary

Mr. Flanagan is both an entrepreneur and early stage value-add investor. He was the founder and CEO of MAD Prepaid, Inc. which owns and operates the leading Internet e-commerce property www.prepaidwireless.com.

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

CODE OF BUSINESS CONDUCT AND ETHICS

Our code of business conduct and ethics, as approved by our board of directors, can be obtained from the Company by sending a written request to our Healthient, Inc. corporate office.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning the annual and long-term compensation for services rendered during the 2011 and 2010 fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") at any time during such years.

Summary Compensation Table for 2011 and 2010 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Katherine West President and CEO	2011	62,322	_	352,513	_	_	414,845
William Alverson Chairman of the Board of Directors	2011	48,516	_	_	_	_	48,516
William Lindberg Chief Financial Officer	2010	13,875	_	_	_	_	13,875
Mark Flanagan former Secretary	2011		_	_	_	_
_________________________
(1)  Ms. West has been issued 1,071,250 shares of common stock of the Company at the price per share of $0.33 per share pursuant to the Company's Equity Compensation Plan of 2010.

Outstanding Equity Awards

The table below shows all outstanding equity awards held by our Named Executive Officers at the end of the fiscal year ended June 30, 2011.

Outstanding Equity Awards at 2011 Fiscal Year End

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Grant Date	Option Exercise Price ($)	Option Expiration Date
Katherine West	_	_
William Alverson	_	_
William Lindberg	_	_

COMPENSATION OF DIRECTORS

The table below summarizes the compensation earned by directors for services during the fiscal year ended June 30, 2011:

Director Compensation

For Fiscal Year Ended June 30, 2011

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Katherine West	_	_	45,000(1)	45,000
William Alverson	_	_	45,000(1)	45,000
_____________________
(1)  Ms. West and Mr. Alverson were issued each 500,000 shares of common stock for their respective services as directors valued at $45,000 pursuant to the Company's 2010 Equity Compensation Plan.  The shares were issued in fiscal 2012 for the services rendered in fiscal 2011.

The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment agreements with the Company's key employees at this time.

EQUITY COMPENSATION PLAN INFORMATION

In fiscal year 2011, the Company adopted its 2010 Equity Compensation Plan (the "Plan") which was registered on the registration statement on Form S-8. The Company registered 8,500,000 shares of its common stock.  Pursuant to the Plan, the Company issued a total of 5,650,962 shares of its common stock to employees, as that term is defined under the Plan.  There are 2,849,038 shares of common stock remaining for issuance under the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of the October 12, 2011 by: (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our current directors; (iii) each of our executive officers set forth in the Summary Compensation Table; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the address for each person is 15132 Park of Commerce Blvd., Jupiter, F 33478.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock underlying options or warrants held by such person that are exercisable within 60 calendar days of October 12, 2011 but excludes shares of common stock underlying options or warrants held by any other person.  Percentage of beneficial ownership is based on 71,457,971 as of October 12, 2011.

	Beneficial Ownership of Common Stock (1)	Percentage of Ownership

Katherine West, President, CEO and Director	11,305,667 (2)	15.8%

William Alverson, Chairman of the Board of Directors	14,080,000 (3)	19.7%

Scott Kufus 742 Riverbend Blvd., Longwood, FL 32779	7,806,600	10.9%

Mark Flanagan, former Secretary (3)	8,062,657	11.2%
362 Esther St., Costa Mesa, CA 92627

William Lindberg, Chief Financial Officer	300,000	*

All current executive officers and directors as a group (3 persons)	25,685,667	35.9%

*
Less than 1%

(1)  Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after October 12, 2011 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2) The Company disputes the ownership of such shares by Mr. Flanagan, which shares are currently subject to the lawsuit filed by the Company against Mr. Flanagan seeking the cancellation of the shares issued to Mr. Flanagan for lack of consideration rendered for such shares.

(3) Mr. Alverson holds 530,000 of his shares of common stock in MPB & Associates. Inc., a company he owns.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's President and CEO loaned the Company $192,179 in fiscal year June 30, 2011.  The loan is non interest bearing and due upon demand.

Other than disclosed herein and in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2011, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by

Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014

for the year ended June 30, 2010.

2010
Audit Fees: (1)	$6,750
Audit-Related Fees (2)	--
Tax Fees: (3)	--
All Other Fees: (4)	--
Total	$6,750

(1) Audit Fees: Fees for professional services performed by Ronald R. Chadwick, P.C. for the audit of our annual financial statements and review of financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8.

(2) Audit-Related Fees: Ronald R. Chadwick, P.C. did not provide any audit-related services.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger of Time Lending, California, Inc.*

3.1	Articles of Incorporation of Time Lending, California, Inc.*

3.2	Articles of Incorporation of Tenth Street, Inc.*

3.3	Articles of Incorporation of Time Marketing Associates, Inc.*

3.4	Articles of Incorporation of Time Management, Inc.*

3.5	Articles and Certificate of Merger of Registrant*

3.6	Bylaws of Registrant*

3.7	Amendment to the Articles of Incorporation dated August 2, 2005*

3.8	Certificate of Designation*

10.2	Lease Agreement*

10.3	Guaranty of Michael Pope*

10.4	Guaranty of Thomas Van Wagoner*

10.5	Demand Promissory Note (Michael Pope)*

10.6	Demand Promissory Note (Philip La Puma)*

10.7	Asset Sale and Purchase Agreement*

10.8	Share Exchange Agreement between Time Financial Services, Inc. and Interruption Television, Inc.*

10.9	Voting Agreement (Tenth Street, Inc.)*

10.10	Voting Agreement (Time Management, Inc.)*

10.11	Voting Agreement (Time Marketing Associates, Inc.)*

10.12	Broker Agreement*

10.13	Letter of Intent with Nationwide Security Mortgage*

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
* Previously filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2011	TIME ASSOCIATES, INC.

	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Treasurer (Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Katherine West	President and Director	October 13, 2010
Katherine West	(PRINCIPAL EXECUTIVE OFFICER)

/s/ William Lindberg	Treasurer (PRINCIPAL FINANCIAL	October 13, 2010
William Lindberg	OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

/s/ William Alverson	Director	October 13, 2010
William Alverson