Form 10-Q
period 2011-09-30
Healthient, Inc.
filed 2011-11-14
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to  ________________

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

_____________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer , a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer" and "smaller or a smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of October 12, 2011: 71,467,971 shares.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Healthient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2011 included in the an 10-K filed October 13,2011.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2011 and its results of operations and its cash flows for the three months ended September 30, 2011 and 2010.

Healthient, Inc.
Consolidated  Balance Sheets
(Unaudited)

	September 30, 2011	June 30, 2011

ASSETS
Current Assets
Cash	$174,155	$110,714
Inventory	88,328	28,212
Deposits and prepaid expenses	8,091	14,095

Total Current Assets	270,574	153,021

Property and Equipment
Website costs (net of accummulated amortization)	143,259	155,776
License to produce drink (net of accumulated amortizaiont)	7,500	-
Computer equipment (net of accumulated depreciation)	17,247	18,033
Total Fixed Assets	168,006	173,809

Total Assets	$438,580	$326,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$114,386	$117,018
Payroll taxes	6,838	4,442
Directors' fees	-	90,000
Stock subscription payable	-	30,000
Officer loans	126,892	192,179
Total Current Liabilities	248,116	433,639

Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized, 59,467,971 and 52,425,681 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	59,468	52,425
Additional paid-in capital	4,207,835	3,289,699
Deficit accumulated in Development stage	(3,448,933)	(3,448,933)
Deficit accumulated from operations	(627,906)	-

Total Stockholders' Equity	190,464	(106,809)

Total Liabilities and Stockholder's Equity	$438,580	$326,830

The accompanying notes are an integral part of these financial statements

Healthient, Inc.
Consolidated Statement of Operations
(Unaudited)

	For the Three Months ended September 30, 2011	For the Three Months ended September 30, 2010
Revenues	$70,400	$-
Cost of revenues	28,918	-

Gross profit	41,482	-

Selling expenses	15,055	-
General and administrative expenses	654,333	210,372
Total	669,388	210,372

Operating loss	(627,906)	(210,372)

Provision for income taxes	-	-

Net loss	$(627,906)	$(210,372)

Net loss per share-Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of Common shares outstanding, basic and fully diluted	53,535,346	42,947,259

See accompanying notes are an integral part of these financial statements

Healthient, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit	Deficit
				accumulated	accumulated
	Common Shares		Additional	during the	after	Accumulated
		Par Value	Paid-In	development	starting	Equity
	Shares	$0.001	Capital	stage	operations	(Deficit)

Balance June 30, 2010	42,853,356	$42,853	$643,127	$(573,665)		$112,315
Common stock issued for cash	765,000	765	219,235			220,000
Balance October 4, 2010 date of aquisition of Healthient, Inc. in a reverse merger and recapitalization	43,618,356	43,618	862,362	(573,665)		332,315
Time Associates, Inc. share outstanding at October 5, 2010	160,078	160	(160)			-
Common stock issued for cash	1,556,285	1,556	372,929			374,485
Common stock issued for services	5,556,712	5,557	1,549,800			1,555,357
Common stock issued 2010 Equity Compensation Plan	1,534,250	1,534	504,768			506,302
Net loss				(2,875,268)		(2,875,268)
Balance June 30, 2011	52,425,681	$52,425	$3,289,699	$(3,448,933)		$(106,809)
Common stock issued for cash	3,392,290	3,393	344,286			347,679
Common stock issued for services	2,600,000	2,600	477,400			480,000
Common stock ussed for license	50,000	50	7,450			7,500
Common stock issued for Directors' fees	1,000,000	1,000	89,000			90,000
Net loss					$(627,906)	(627,906)

Balance September 30, 2011	59,467,971	$59,468	$4,207,835	$(3,448,933)	$(627,906)	$190,464

 The accompanying notes are an integral part of these finanacial statements

Healthient, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months ended September 30, 2011	For the Three Months ended September 30, 2010
Cash Flows from Operating Activities
Net loss	$(627,906)	$(210,372)
Depreciation	786	150
Amortization of Websites	12,517	-
Shares issued for services	480,000	-
Changes in operating assets and liabilities
Increase in inventory	(60,116)	-
Decrease in deposits and prepaid expenses	6,004	-
Increase in accrued payroll	2,396	-
Increase (decrease) in account payable	(2,632)	18,094
Net Cash Used in Operations	(188,951)	(192,128)

Cash Flows from Investing Activities
Website	-	(33,489)
Net Cash Used in Investing Activities	-	(33,489)

Cash Flows from Financing Activities
Officers loans advanced	(65,287)	-
Shares issued for cash	317,679	220,000
Subscribed stock	-	21,000
Net Cash Provided by Financing Activities	252,392	241,000

Net Increase in Cash	63,441	15,383
Cash--Beginning of Period	110,714	9,063
Cash - Ending of Period	$174,155	$24,446

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$480,000	$-
Shares issued for services Directors' fees payable	$90,000	$-
Shares issued for license to produce drink	$7,500	$-
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

Healthient, Inc.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended September 30,  2011
(Unaudited)

Note 1. Reorganization and Line of Business

On October 5, 2010 Time Associates, a Nevada corporation (" the Company") acquired all of the issued and outstanding common stock of Healthient, Inc., a Nevada corporation organized April 29, 2009 ("Healthient") in exchange for the issuance by the Company of a total of 43,618,356 newly issued restricted shares of common voting stock to the Healthient shareholders pursuant the Agreement and Plan of Reorganization dated as of September 23, 2010. Prior to the issuance of the shares, the Company had 160,078 shares of common stock issued and outstanding. Subsequent to the exchange there were 43,778,434 shares issued and outstanding. The shareholders of Healthient own 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 Time Associates, Inc. name was changed to Healthient, Inc.

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

The Company was in the Development Stage as defined in Accounting Standards Codified (ASC) No. 915, “Accounting and Reporting by Development Stage Enterprises”.through June 30, 2011.  The Company had devoted substantially all of its efforts to the corporate formation. Activities during the Development Stage include developing the business plan and raising capital. The Company is now in operations.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,448,933 while in development and an additional loss of $627,906 during the three months ended September 30, 2011. Cash used in operations from inception of approximates $1,743,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Warrants outstanding as of September 30, 2011 and June 30, 2011 were 1,556,285 and 3,557,972. These warrants were not included in diluted earnings per share as the effect was anti-dilutive.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the three months ended September 30, 2011 and June 30, 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

The Company started the construction of several Websites, all of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	September 30, 2011	June 30, 2011
Website	$181,008	$181,008
Amortization	37,749	25,323
	143,529	155,776

License for drink	$7,500	$-

Computers and furniture	19,837	19,837
Depreciation	2,590	1,804
Net	$17,247	$18,033

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016. Our lease payments will be $4,226 per month including operating expense and tax for the first year and then a three percent increase after each of the following four years.  We maintain our executive and administrative offices in this facility.  Our rental payments in fiscal 2011 were $6,516. Our rental payments for the three months ended September 30, 2011 were $17,184. Future minimum payments under the office lease are approximately as follows: Year ended June 2012 $51,000, 2013 $52,500, 2014 $54,000, 2015 $55,000, 2016 $56,000, Total $268,500.

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

During the three months ended September 30,  2011 the Company issued 3,392,290 common shares for cash $347,679, 2,600,000 common shares fir services $480,000, 1,000,000 common shares for Directors’ fees payable and 50,000 common shares for a drink license $7,500.

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

At June 30, 2010 the Company had 2,030,358 common stock purchase warrants outstanding. During the year ended June 30, 2011 the Company granted 3,557,972 common stock purchase warrants, sold as part of a unit with no separate value being allocated to the warrants, allowing the holder to purchase one share of common stock per warrant, exercisable at prices from $.33 - $.42 per warrant, with one year terms expiring from July 2011 –  April 2012. No warrants were exercised, and 2,030,358 expired, leaving a June 30, 2011 balance of 3,557,972 warrants outstanding. During the three months ended September 30, 2011 2,001,687 warrants expired leaving 1,556,285 warrants outstanding at September 31, 2011.

Note 5. Officer’s loans

Shareholder loans of $126,892 at September 30, 2011 are non interest bearing and due on demand.

Note 6.  Income taxes

The components of the deferred tax asset are as follows:

	September 30, 2011	June 30, 2011

Deferred tax assets
Net operating loss carry-forward	$1,303,000	$1,100,000
Valuation allowance	(1,303,000)	(1,100,000)

Net deferred tax assets	$-	$-

The Company had available approximately $4,072,000 at September 30, 2011 and $3,445,000 at June 30, 2011 of unused Federal and California net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2030. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at September 30, 2011 and June 30, 2011 respectively:

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

The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the Securities and Exchange Commission (“SEC”), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

COMPANY OVERVIEW

OUR BUSINESS

We are a network marketing company that sells healthy snacks and beverage mixes. We pursue our mission of helping people achieve personal success by providing a financially rewarding business opportunity to brand partners and great tasting products to brand partners and customers who seek a healthy lifestyle.

We believe the direct-selling channel is ideally suited to marketing our products because sales of weight management and nutrition products are strengthened by ongoing personal contact between retail consumers and brand partners. This personal contact may enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, many of our brand partners use our products themselves, and can therefore provide first-hand testimonials of our products toconsumers, which often serve as a powerful sales tool.

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

Literature, Promotional and Other Products

We sell promotional materials designed to support our brand partners’ marketing efforts, as well as a Premium Marketing Program that includes retail websites forour brand partners to enhance the online experience and improve their productivity.

Product Development

We are committed to providing our brand partners with delicious healthy snacksand beverage mixes to helpthem increase recruitment, retention and retailing. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines.

Once a particular market opportunity has been identified, our marketing and salesteams work closely with brand partners to effect a successful development and launch of the product. Our research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

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

Each brand partner’s success is dependent on two primary factors: 1) the time, effort and commitment a brand partner puts into his or her SnackHealthy business and 2) the product sales made by a brand partner and his or her salesorganization.

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

RESULTS OF OPERATIONS

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend on numerous factors, including our ability to recruit new brand partners and retain existing brand partners, open new markets, further penetrate existing markets, introduce new products and programs that will help our brand partners increase their retail efforts and develop niche markets.

Revenue

While in development stage, we commenced limited sales of two of our snack food products during  the period ended March 31, 2011. Our revenue during our first quarter ended September 30, 2011 was $70,400 compared to a zero revenue for the first quarter ended September 30, 2010.   We believe the fiscal year 2012 net sales should increase substantially year over year primarily as a result of the Company leaving development stage and transitioning to our brand partner business focus and daily consumption model, although no assurances can be made of such increases.

Cost of revenues

Costs of revenues were 41% of sales primarily due to higher shipping costs than usual.

Gross profit

Gross profit as a percentage of revenue was 59% for the three ended September 30, 2011.

Selling expenses

Selling expenses as a percentage of net sales were 21.4% for the three ended September 30, 2011.

General and administrative expenses

	GENERAL AND ADMINISTRATIVE

	9/30/2011	9/30/2010

Salaries and wages	15,308	28,550
Independent contractors	107,083	113,023
Professional fees	427,009	43,971
Technology	22,764	635
Travel and entertainment	33,929	14,566
Office expenses	7,255	1,490
Utilities	5,913	3,559
Rent	17,183	299
Amortization	12,517	-
Depreciation	786	-
Other	4,586	4,279

	$654,333	$210,372

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the year ended June 30, 2011 increased 211% for the three-month period ended September, 2011 as compared to the same period in 2010.  The increase was primary due to an issuance of common stock for professional fees of $405,000 and independent contractors $75,000.  Rent increased due to the Company moving into new offices. The Company started amortizing Websites that were completed at the end our year June 30, 2011.

Provision for income taxes

None.

Net loss

Net loss for the first quarter ended September 30, 2011 was $627,906 as compared to $210,372 for the same period in 2010.  Increase was due primarily to non-cash expenses as a result of stock based compensation.

Liquidity and Capital Resources

Generally, our principal uses of cash includes operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures and the development of operations in new markets.  The capital expenditures to date, have been primarily related to the following:

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

As the Company enters it first year of operations it will require funds to build and replenish inventory and increase sales.  The Company plans to continue to raise funds through the sales of common stock and to obtain credit from vendors for the purchase of inventory.  The Company had cash of $174,155 at September 30, 2011. The Company had a positive working capital ratio as follows:

Total current assets	$270,430
Total current liabilities	242,898

Positive working capital	$27,532

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

ITEM 4 - Controls and Procedures.  The Company has disclosure controls and procedures (as defined in Rules 13a-14and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

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

ITEM 2  -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2011, the Company issued 3,332,290 shares of common stock through its private placement of shares of common stock for a total amount of $317,679, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.   The proceeds of the sale were used for the working capital.

The Company also issued a total of 1,150,000 shares of common stock for services valued at $0.15 per share, for a total amount of $172,500; and a total of 1,500,000 shares of common stock for services valued at $0.21 per share, for a total amount of $315,000.

The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933.  Appropriate investment representations were obtained and the securities were issued with restrictive legends.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4  -  [RESERVED]

ITEM 5  -  OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) Exhibits

Exhibit No.	Description

Exhibit 31	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14 , 2011	HEALTHIENT, INC.
By: /s/ Katherine West
Katherine Vest
President

By: /s/ William Lindberg
William Lindberg
Chief Financial Officer