Form 10-Q
period 2011-12-31
Healthient, Inc.
filed 2012-02-14
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of February 8, 2012 - 66,354,771 shares.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Healthient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2011 included in the an 10-K filed October 13, 2011.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2011 and its results of operations and its cash flows for the six months ended December 31, 2011 and 2010.

Healthient, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current Assets
Cash	$7,667	$110,714
Inventory	188,574	28,212
Deposits and prepaid expenses	10,697	14,095

Total Current Assets	206,938	153,021

Property and Equipment
Website costs (net of accummulated amortization)	128,176	155,776
License to produce drink (net of accumulated amortization)	7,500	-
Computers and furniture (net of accumulated depreciation)	18,134	18,033
Total Fixed Assets	153,810	173,809

Total Assets	$360,748	$326,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$144,982	$117,018
Payroll taxes	9,175	4,442
Directors' fees	-	90,000
Stock subscription payable	-	30,000
Officer loans	101,926	192,179
Total Current Liabilities	256,083	433,639

Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized, 66,284,771 and 52,425,681 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	66,284	52,425
Additional paid-in capital	5,421,779	3,289,699
Deficit accumulated in Development stage	(3,448,933)	(3,448,933)
Deficit accumulated from operations	(1,934,465)	-

Total Stockholders' Equity	104,665	(106,809)

Total Liabilities and Stockholder's Equity	$360,748	$326,830

The accompanying notes are an integral part of these financial statements

Healthient, Inc.
Statement of Operations
 (Unaudited)

	For the six months ended December 31, 2011	For the six months ended December 31, 2010	For the three months ended December 31, 2011	For the three months ended December 31, 2010

Revenues	$152,115	$-	$81,715	$-
Cost of revenues	59,162	-	30,244	-

Gross profit	92,953	-	51,471	-

Selling expenses	36,433	-	21,378	-
General and administrative expenses	1,990,985	609,126	1,336,652	210,222
Total	2,027,418	609,126	1,358,030	210,222

Operating loss	(1,934,465)	(609,126)	(1,306,559)	(210,222)

Provision for income taxes	-	-	-	-

Net loss	$(1,934,465)	$(609,126)	$(1,306,559)	$(210,222)

Net loss per share-Basic and Diluted	$(0.04)	$(0.01)	$(0.02)	$(0.00)

Weighted average number of Common shares outstanding, basic and fully diluted	53,897,083	45,800,485	62,262,114	48,205,203

See accompanying notes to Financial Statements

Healthient, Inc.
 Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

	Common Shares		Additional	Deficit accumulated during the	Deficit accumulated	Accumulated
		Par Value	Paid-In	development	after starting	Equity
	Shares	$ 0.001	Capital	stage	operations	(Deficit)

Balance June 30, 2010	42,853,356	42,853	643,127	(573,665)		112,315
Common stock issued for cash	765,000	765	219,235			220,000
Balance October 4, 2010 date of acquisition of Healthient, Inc. in a reverse merger and recapitalization	43,618,356	43,618	862,362	(573,665)		332,315
Time Associates, Inc. share outstanding at October 5, 2010	160,078	160	(160)			-
Common stock issued for cash	1,556,285	1,556	372,929			374,485
Common stock issued for services	5,556,712	5,557	1,549,800			1,555,357
Common stock issued 2010 Equity Compensation Plan	1,534,250	1,534	504,768			506,302
Net loss				(2,875,268)		(2,875,268)
Balance June 30, 2011	52,425,681	$52,425	$3,289,699	$(3,448,933)		$(106,809)
Common stock cancelled 11/11/11 originally issued April 30, 2009	(7,806,000)	$(7,806)	$7,806			$-
Common stock issued for cash	3,900,090	3,900	435,339			439,239
Common stock issued for services	7,715,000	7,715	881,485			889,200
Common stock issued for salaries	9,000,000	9,000	711,000			720,000
Common stock ussed for license	50,000	50	7,450			7,500
Common stock issued for Directors' fees	1,000,000	1,000	89,000			90,000
Net loss					(1,934,465)	(1,934,465)

Balance December 31. 2011	66,284,771	66,284	5,421,779	$(3,448,933)	$(1,934,465)	104,665

The accompanying notes are an integral part of these finanacial statements

Healthient, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010
Cash Flows from Operating Activities
Net loss	$(1,934,465)	$(609,126)
Depreciation	1,632	-
Amortization of Websites	27,600	-
Shares issued for services	889,200	127,609
Shares issued for salaries	720,000	-
Changes in operating assets and liabilities		-
Increase in inventory	(160,362)	(67,324)
Decrease (increase) in deposits and prepaid expenses	3,398	(8,453)
Increase in accrued payroll	4,733	-
Increase in account payable	27,964	39,276
Net Cash Used in Operations	(420,300)	(518,018)

Cash Flows from Investing Activities
Website	-	(79,989)
Furniture and office equipment	(1,733)	(6,826)
Net Cash Used in Investing Activities	(1,733)	(86,815)

Cash Flows from Financing Activities
Officers loans advanced	(90,253)	-
Shares issued for cash	439,239	547,285
Subscribed stock	(30,000)	50,000
Net Cash Provided by Financing Activities	318,986	597,285

Net decrease in Cash	(103,047)	(7,548)
Cash--Beginning of Period	110,714	9,063
Cash - Ending of Period	$7,667	$1,515

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$889,200	$127,609.00
Shares issued for services Directors' fees payable	$90,000	$-
Shares issued for license to produce drink	$7,500	$-
Shares issued for salaries	$720,000	$-
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

Healthient, Inc.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended December 31,  2011
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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,448,933 while in development and an additional loss of $1,921,465 during the six months ended December 31, 2011. Cash used in operations from inception of approximates $846,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Warrants outstanding as of December 31, 2011 and June 30, 2011 were 1,556,285 and 3,557,972. These warrants were not included in diluted earnings per share as the effect was anti-dilutive.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the six months ended December 31, 2011 and June 30, 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

The Company started the construction of several Websites, all of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	December 31, 2011	June 30, 2011
Website	$181,008	$181,008
Amortization	52,832	25,323
	128,176	155,776

License for drink	$7,500	$-

Computers and furniture	21,570	19,837
Depreciation	3,436	1,804
Net	$18,134	$18,033

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016. Our lease payments will be $4,226 per month including operating expense and tax for the first year and then a three percent increase after each of the following four years.  We maintain our executive and administrative offices in this facility.  Our rental payments in fiscal 2011 were $6,516. Our rental payments for the six months ended December 31, 2011 were $31,671. Future minimum payments under the office lease are approximately as follows: Year ended June 2012 $21,000, 2013 $52,500, 2014 $54,000, 2015 $55,000, 2016 $56,000, Total $238,500.

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

During the six months ended December 31,  2011 the Company issued 3,900,090 common shares for cash $439,239, 7,715,000 common shares for services $889,200, 9,000,000 common shares for salaries $720,000, 1,000,000 common shares for Directors’ fees payable and 50,000 common shares for a drink license $7,500.

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

At June 30, 2010 the Company had 2,030,358 common stock purchase warrants outstanding. During the year ended June 30, 2011 the Company granted 3,557,972 common stock purchase warrants, sold as part of a unit with no separate value being allocated to the warrants, allowing the holder to purchase one share of common stock per warrant, exercisable at prices from $.33 - $.42 per warrant, with one year terms expiring from July 2011 –  April 2012. No warrants were exercised, and 2,030,358 expired, leaving a June 30, 2011 balance of 3,557,972 warrants outstanding. During the six months ended December 31, 2011,  2,001,687 warrants expired leaving 1,556,285 warrants outstanding at December  31, 2011.

Note 5. Officer’s loans

Shareholder loans of $101,926 at December 31, 2011 are non interest bearing and due on demand.

Note 6.  Income taxes

The components of the deferred tax asset are as follows:

	December 31, 2011	June 30, 2011

Deferred tax assets
Net operating loss carry-forward	$1,700,000	$1,100,000
Valuation allowance	(1,700,000)	(1,100,000)

Net deferred tax assets	$-	$-

The Company had available approximately $5,300,000 at December 31, 2011 and $3,445,000 at June 30, 2011 of unused Federal and California net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2030. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at December 31, 2011 and June 30, 2011 respectively:

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

Product Categories:

Weight Management & Energy, Sports & Fitness

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

The next stage is the development phase in which we finalize the formula, process, manufacturing strategy, product positioning, pricing, labeling and other related matters. The fourth stage is the launch phase in which we prepare promotional and sales materials, complete the supply chain plan and complete other final preparations for launch.

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

We believe that our products are particularly well suited to the network marketing distribution channel because sales of weight management products are strengthened by ongoing personal contact and coaching between retail consumers and brand partners. We believe our continued commitment to developing great tasting snacks and beverage mixes will enhance our ability to attract new brand partners as well as increase the productivity and retention of existing brand partners.

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

Revenue

While in development stage, we commenced limited sales of two of our snack food products during  the period ended March 31, 2011. Our revenue during the six months ended December 31, 2011 was $152,115 compared to a zero revenue for the six months ended December 31, 2010.   We believe the fiscal year 2012 net sales should increase substantially year over year primarily as a result of the Company leaving development stage and transitioning to our brand partner business focus and daily consumption model, although no assurances can be made of such increases.

Cost of revenues

Costs of revenues were $59,162 or 39% of sales primarily due to higher shipping costs than usual.

Gross profit

Gross profit as a percentage of revenue was 61% for the six months ended December 31, 2011.

Selling expenses

Selling expenses $34,433 as a percentage of net sales were 24% for the six months ended December 31, 2011.

General and administrative expenses

	GENERAL AND ADMINISTRATIVE
	12/31/2011	12/31/2010

Salaries and wages	749,673	58,800
Independent contractors	559,697	303,000
Professional fees	447,569	120,051
Technology	76,033	13,388
Travel and entertainment	60,019	31,048
Office expenses	15,872	15,896
Utilities	10,483	29,596
Rent	31,671	597
Amortization	27,600	-
Depreciation	1,632	-
Other	10,736	36,750

	$1,990,985	$609,126

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses  for the  six months ended December 31, 2011 increased 319% as compared to the same period in 2010.  The increase was primary due to an issuance of common stock for professional fees of $405,000,  independent contractors $484,200 and salaries $720,000.  Rent increased due to the Company moving into new offices. The Company started amortizing Websites that were completed at the end our year June 30, 2011.

Provision for income taxes

None.

Net loss

Net loss for the six months ended December 31, 2011  $1,934,495 as compared to $609,126 for the same period in 2010.  Increase was due primarily to non-cash expenses as a result of stock based compensation.

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

As the Company enters it first year of operations it will require funds to build and replenish inventory and increase sales.  The Company plans to continue to raise funds through the sales of common stock and to obtain credit from vendors for the purchase of inventory.  The Company had cash of $7,467 at December 31, 2011. The Company had a negative working capital ratio as follows:

Total current assets	$206,938
Total current liabilities	256,083

Negative working capital	$(49,125)

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the six months ended December 31, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

None.

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

In the six months ended December 31, 2011, the Company issued 3,900,090 shares of common stock through its private placement of shares of common stock for a total amount of $439,239, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.   The proceeds of the sale were used for the working capital.

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

HEALTHIENT, INC.

Date: February 14, 2012	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer