Form 10-Q
period 2012-03-31
Healthient, Inc.
filed 2012-05-15
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $0.001 par value (Class)
73,279,842 (Outstanding as of May 1, 2012)

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Healthient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2011 included in the 10-K filed October 13, 2011.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2012 and its results of operations and its cash flows for the nine months ended March 31, 2012 and 2011.

Healthient, Inc.

Consolidated  Balance Sheets

(Unaudited)

	March 31,	June 30,
	2012	2011
ASSETS
Current Assets
Cash	$249	$110,714
Inventory	135,240	28,212
Deposits and prepaid expenses	17,333	14,095
Total Current Assets	152,822	153,021
Property and Equipment
Website costs (net of accumulated amortization)	113,093	155,776
License to produce drink (net of accumulated amortization)	6,875	-
Computers and furniture (net of accumulated depreciation)	17,256	18,033
Total Fixed Assets	137,224	173,809
Total Assets	$290,046	$326,830
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$4,490	$-
Accounts payable	93,238	117,018
Payroll taxes	8,888	4,442
Directors' fees	-	90,000
Stock subscription payable	-	30,000
Other loans	138,029	-
Officer loans	147,595	192,179
Total Current Liabilities	392,240	433,639
Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized, 73,279,842 and 52,425,681 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	73,279	52,425
Additional paid-in capital	6,366,534	3,289,699
Deficit accumulated in Development stage	(3,448,933)	(3,448,933)
Deficit accumulated from operations	(3,093,074)	-
Total Stockholders' Equity	(102,194)	(106,809)
Total Liabilities and Stockholder's Equity	$290,046	$326,830

The accompanying notes are an integral part of these financial statements

Healthient, Inc.

Consolidated Statements of Operations

	For the nine months ended March 31, 2012	For the nine months ended March 31, 2011	For the three months ended March 31, 2012	For the three months ended March 31, 2011

Revenues	$243,925	$98,741	$91,810	$98,741
Cost of revenues	170,377	20,150	111,215	20,150
Gross profit	73,548	78,591	(19,405)	78,591

Selling expenses	51,446	21,469	15,013	21,469
General and administrative expenses	3,115,176	1,305,855	1,124,191	696,730
Total	3,166,622	1,327,324	1,139,204	718,199

Operating loss	(3,093,074)	(1,248,733)	(1,158,609)#	(639,608)
Provision for income taxes	-	-	-	-

Net loss	$(3,093,074)	$(1,248,733)	$(1,158,609)	$(639,608)

Net loss per share-Basic and Diluted	$(0.05)	$(0.03)	$(0.02)	$(0.01)

Weighted average number of Common shares outstanding, basic and fully diluted	59,713,726	48,553,467	70,056,643	52,634,431

See accompanying notes to Financial Statements

Healthient, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Deficit accumulated during the	Deficit accumulated after	Accumulated
		Par Value	Paid-In	development	starting	Equity
	Shares	$0.001	Capital	stage	operations	(Deficit)

Balance June 30, 2010	42,853,356	$42,853	$643,127	$(573,665)	$-	$112,315
Common stock issued for cash	765,000	765	219,235			220,000
Balance October 4, 2010 date of acquisition of Healthient, Inc. in a reverse merger and recapitalization	43,618,356	$43,618	$862,362	$(573,665)	$-	$332,315
Time Associates, Inc. share outstanding at October 5, 2010	160,078	160	(160)			-
Common stock issued for cash	1,556,285	1,556	372,929			374,485
Common stock issued for services	5,556,712	5,557	1,549,800			1,555,357
Common stock issued 2010 Equity Compensation Plan	1,534,250	1,534	504,768			506,302
Net loss				(2,875,268)		(2,875,268)
Balance June 30, 2011	52,425,681	$52,425	$3,289,699	$(3,448,933)		$(106,809)
Common stock cancelled 11/11/11 originally issued April 30, 2009	(7,806,000)	(7,806)	7,806			-
Common stock issued for cash	3,900,090	3,900	435,339			439,239
Common stock issued for services	14,710,071	14,710	1,826,240			1,840,950
Common stock issued for salaries	9,000,000	9,000	711,000			720,000
Common stock issued for license	50,000	50	7,450			7,500
Common stock issued for Directors' fees	1,000,000	1,000	89,000			90,000
Net loss					(3,093,074)	(3,093,074)

Balance March 31. 2012	73,279,842	$73,279	$6,366,534	$(3,448,933)	$(3,093,074)	$(102,194)

The accompanying notes are an integral part of these financial statements

Healthient, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months ended March 31, 2012	For the Nine Months ended March 31, 2011
Cash Flows from Operating Activities
Net loss	$(3,093,074)	$(1,248,733)
Depreciation	2,510	17,092
Amortization of Websites	43,308	-
Shares issued for services	1,840,950	721,559
Shares issued for salaries	720,000	-
Changes in operating assets and liabilities		-
Increase in inventory	(107,028)	(48,225)
Increase in accounts receivable	-	(3,716)
Increase in deposits and prepaid expenses	(3,238)	(21,403)
Increase in advanced sales tax	-	(2,876)
Increase in accrued payroll	4,446	2,410
Increase (decrease) in account payable	(23,780)	84,455
Net Cash Used in Operations	(615,906)	(499,437)

Cash Flows from Investing Activities
Website	-	(125,001)
Furniture and office equipment	(1,733)	(17,183)
Net Cash Used in Investing Activities	(1,733)	(142,184)

Cash Flows from Financing Activities
Officers loans advanced	(44,584)	-
Bank overdraft	4,490
Shares issued for cash	439,239	547,285
Loans	138,029
Subscribed stock	(30,000)	107,200
Net Cash Provided by Financing Activities	507,174	654,485

Net decrease in Cash	(110,465)	12,864
Cash--Beginning of Period	110,714	9,063
Cash - Ending of Period	$249	$21,927

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$1,840,950	$127,609.00
Shares issued for services Directors' fees payable	$90,000	$-
Shares issued for license to produce drink	$7,500	$-
Shares issued for salaries	$720,000	$-
Income taxes paid	$-	$-
Interest paid	$-	$-

 The accompanying notes are an integral part of these financial statements

Healthient, Inc.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended March 31,  2012

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

The Company was in the Development Stage as defined in Accounting Standards Codified (ASC) No. 915, “Accounting and Reporting by Development Stage Enterprises” through June 30, 2011.  The Company had devoted substantially all of its efforts to the corporate formation. Activities during the Development Stage include developing the business plan and raising capital. The Company is now in operations.

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

Websites Development Cost and License to produce drink

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of a websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. The drink license is also being amortized over three years.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,448,933 while in development and an additional loss of $3,093,074 during the nine months ended March 31, 2012. Cash used in operations from inception of approximates $939,500. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Warrants outstanding as of March 31, 2012 and June 30, 2011 were 120,000 and 3,557,972. These warrants were not included in diluted earnings per share as the effect was anti-dilutive.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the nine months ended March 31, 2012 and June 30, 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

The Company started the construction of several Websites, all of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	March 31,2012	June 30, 2011
Website	$181,008	$181,008
Amortization	67,915	25,323
	113,093	155,776

License for drink (amortized over three years)	$7,500	$-
	625	-
	$6,875	$-

Computers and furniture (depreciated 7 to 10 years)	21,570	19,837
Depreciation	4,314	1,804
Net	$17.256	$18,033

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016. Our lease payments will be $4,226 per month including operating expense and tax for the first year and then a three percent increase after each of the following four years.  We maintain our executive and administrative offices in this facility.  Our rental payments in fiscal 2011 were $6,516. Our rental payments for the nine months ended March 31, 2012 were $46,604. Future minimum payments under the office lease are approximately as follows: Year ended June 2012 $13,000, 2013 $52,500, 2014 $54,000, 2015 $55,000, 2016 $56,000, Total $238,500.

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

During the year ended June 30, 2011 the Company sold investors 2,321,285 units for cash of $594,485.  The Company issued 5,556,712 shares for services valued at $1,555,357 ($0.28 per share) and 1,534,250 under the 2010 Equity Compensation Plan for $506,302 ($0.33 per share).

During the nine months ended March 31,  2012 the Company issued 3,900,090 common shares for cash $439,239, 14,710,071 common shares for services valued at $1,840,950, 9,000,000 common shares for salaries $720,000, 1,000,000 common shares for Directors’ fees payable and 50,000 common shares for a drink license valued at $7,500.

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

At June 30, 2010 the Company had 2,030,358 common stock purchase warrants outstanding. During the year ended June 30, 2011 the Company granted 3,557,972 common stock purchase warrants, sold as part of a unit with no separate value being allocated to the warrants, allowing the holder to purchase one share of common stock per warrant, exercisable at prices from $.33 - $.42 per warrant, with one year terms expiring from July 2011 – April 2012. No warrants were exercised, and 2,030,358 expired, leaving a June 30, 2011 balance of 3,557,972 warrants outstanding. During the nine months ended March 31, 2012, a total of 3,437,972 warrants expired leaving 120,000 warrants outstanding at March 31, 2012.

Note 5. Officer’s loans

Officer loans of $147,595 at March 31, 2012 are non interest bearing and due on demand.

Note 6.  Other loans

The Company received other loans totaling $138,029 that are non interest bearing and due on demand.

Note 7.  Income taxes

The components of the deferred tax asset are as follows:

	March 31, 2012	June 30, 2011

Deferred tax assets
Net operating loss carry-forward	$2,092,000	$1,100,000
Valuation allowance	(2,092,000)	(1,100,000)

Net deferred tax assets	$-	$-

The Company had available approximately$6,538,000 at March 31, 2012 and $3,445,000 at June 30, 2011 of unused Federal and California net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2030. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at March 31, 2012 and June 30, 2011 respectively:

Statutory rate	35%
State taxes, net of Federal tax benefit	6%

Net operating loss carry-forward	41%
Effective tax rage	0%

Note 8. Other Matters

In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the range of $100,000 plus costs. In April, 2012, the court has issued final summary judgment against the Company in the total amount of $95,000, which amount was subsequently settled in the amount of $75,000 and satisfied by the Company.

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

Our brand partners, who are independent contractors, can profit from selling our products and can also earn bonuses on sales made by the other brand partners whom they recruit to join their sales organizations. We enable our brand partners to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our brand partners through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local and national company- sponsored sales events. We are committed to providing professionally designed educational training materials that our brand partners can use to enhance recruitment and maximize their sales. We, and our brand partner leadership conduct thousands of training sessions each year to educate and motivate our brand partners. These training events teach our brand partners not only how to develop invaluable business building and leadership skills, but also how to differentiate our products to consumers.

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

To better support brand partners, we will expand our product packaging to provide both individual serving sizes, for portion control and convenience, and larger party and family sizes of our top selling products. Additionally, each year we plan to launch products and/or programs, coupled with our major events, to generate continued excitement among our brand partners. These product launches will generally target specific market segments deemed strategic to us that support our focus on driving daily consumption.

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

Once a particular market opportunity has been identified, our marketing and sale steams work closely with brand partners to effect a successful development and launch of the product. Our research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

A new product development process was deployed to accelerate the introduction of new products and to improve the launch of products. The process consists of five stages: identification, feasibility assessment, development launch and learn.

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

Brand Partner Motivation and Training

We believe that motivation and training are key elements in brand partner success and that our brand partner sales leaders have established a consistent schedule of events to support these needs. We and our brand partner leadership will conduct thousands of training sessions annually on local, regional and national levels to educate and motivate our brand partners. Every month, there are training seminars held throughout the nation. As we grow in each major region, we plan to host events that focus on product and business development.

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

Management Information, Internet and Telecommunication Systems

In order to facilitate our growth and support brand partner activities, we plan to continually upgrade our management information, Internet and telecommunication systems. These systems include: (1) Multiple centralized host computer systems managed by Exigo Office in Dallas, Texas. These systems are linked together via a secure wide area network that provides on-line, real-time access to information, transitioning and reporting; (2) 24 hour order fulfillment center located in Salt Lake City, Utah linked in real time to our transitioning systems; (3) Local area networks of personal computers within our markets, serving our regional administrative staffs; (4) A state of the art international e-mail system through which our employees communicate; (5) A standardized Cisco telecommunication system in all of our markets; (6) Internet websites to provide a variety of online services for brand partners such as status of qualifications, meeting announcements, product information, application forms, educational materials and, in select markets including the United States, sales ordering capabilities.

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

Revenue

While in development stage, we commenced limited sales of two of our snack food products during the period ended March 31, 2011. Our revenue during the nine months ended March 31, 2012 was $243,925 compared to $98,741 revenue for the nine months ended March 31, 2011.  We believe the fiscal year 2012 net sales should increase substantially year over year primarily as a result of the Company leaving development stage and transitioning to our brand partner business focus and daily consumption model, although no assurances can be made of such increases.

Cost of revenues

Costs of revenues were $170,377 or 70% of sales primarily due to higher shipping costs than usual.

Gross profit

Gross profit as a percentage of revenue was 9% for the nine months ended March 31, 2012.

Selling expenses

Selling expenses $51,446 as a percentage of net sales were 21% for the nine months ended March 31, 2012.

General and administrative expenses

	GENERAL AND ADMINISTRATIVE
	3/31/2012	3/31/2011
Salaries and wages	$770,050	$386,874
Independent contractors	1,517,249	601,322
Professional fees	495,961	158,683
Technology	117,375	32,175
Travel and entertainment	67,216	36,302
Office expenses	37,158	19,125
Utilities	14,014	32,674
Rent	46,604	919
Amortization	43,308	16,677
Depreciation	2,510	415
Other	3,731	20,689
	$3,115,176	$1,305,855

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the nine months ended March 31, 2012 increased 139% as compared to the same period in 2012.  The increase was primary due to an issuance of common stock for professional fees of $440,090, and non-cash equity compensation for independent contractors and salaries of $1,484,200 and $720,000 respectively.  Rent increased due to the Company moving into its new headquarters. The Company started amortizing Websites that were completed at the end our year June 30, 2010.

Provision for income taxes

None.

Net loss

Net loss for the nine months ended March 31, 2012, was $3,093,074 as compared to $1,248,733 for the same period in 2011. Increase was due primarily to non-cash expenses as a result of stock based compensation.

Liquidity and Capital Resources

Generally, our principal uses of cash includes operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures and the development of operations in new markets.  The capital expenditures to date have been primarily related to the following:

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

As the Company completes it first year of operations it will require funds to build and replenish inventory and increase sales. The Company plans to continue to raise funds through the sales of common stock and to obtain credit from vendors for the purchase of inventory. The Company had bank balance of $249 and a bank overdraft of $4,241 at March 31, 2012. The Company had a negative working capital ratio as follows:

Total current assets	$152,822
Total current liabilities	392,240
Negative working capital	$(239,418)

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the nine months ended March 31, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the range of $100,000 plus costs. The Company has responded and denies all allegations under the action. In April, 2012, the court has issued final summary judgment against the Company in the total amount of $95,000, which amount was subsequently settled in the amount of $75,000 and satisfied by the Company.

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

Extensive federal, state and local laws regulate our business, products and network marketing program. While we have implemented brand partner policies and procedures designed to govern brand partner conduct and to protect the goodwill associated with Healthient and SnackHealthy trademarks and trade names, it can be difficult to enforce these policies and procedures because of the large number of brand partners and their independent status.

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

The business of marketing snack foods and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, brand partners, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad.

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

In the nine months ended March 31, 2012, the Company issued 3,900,090 shares of common stock through its private placement of shares of common stock for a total amount of $439,239, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.  The proceeds of the sale were used for the working capital.

The Company also issued a total of 1,110,000 shares of common stock for services valued at $0.15 per share for a total amount of $165,000; 3,115,000 shares of common stock for services valued at $0.08 per share for a total amount of $251,500; 1,500,000 shares of common stock for services valued $0.21 per share, for a total amount of $315,000; 725,071 shares of common stock for services valued at $0.13 per share for a total amount of $96,660; 1,000,000 shares of common stock for director’s fees valued $0.09 per share, for a total amount of $90,000; 9,000,000 shares of common stock for salaries valued $0.08 per share, for a total amount of $720,000 and 50,000 shares of common stock for a drink license valued $0.15 per share, for a total amount of $7,500.

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

Date: May 15, 2012	HEALTHIENT, INC.
By: /s/ Katherine West
Katherine West
President

By: /s/ William Lindberg
William Lindberg
Chief Financial Officer

