Form 10-K
period 2012-06-30
Healthient, Inc.
filed 2012-10-16
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒|

The registrant's revenues for its most recent fiscal year were $314,980.

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on October 11, 2012 of $1.04 per share, as reported by the FINRA OTC BB, was approximately $681,059. Shares of common stock held by each of the current executive officers and directors and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information provided herein and is as of October 12, 2012. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 2,394,567 as of October 11, 2012. The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Healthient, Inc., and its wholly owned subsidiary, SnackHealthy, Inc., develops and markets delicious snacks and beverages that make healthy eating a fun experience for the entire family. The Company’s goal is to successfully position a “better for you” portfolio of products to American families as convenient, healthy solutions to support the lifestyles of health conscious consumers.

We sell our products through a network marketing distribution model. We believe that the SnackHealthy business opportunity empowers people from all walks of life to achieve their financial dreams. We provide tools, training, and support to help ensure the success of our brand partners.  We commenced sales in the third quarter ended March 31, 2011.

Our principal executive offices are located at 15132 Park of Commerce Blvd., Jupiter, FL 33478 and our phone number is (561) 935-6449.

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation. Activities during the Development Stage include developing the business plan and raising capital.

Organization

Our Company was organized under the laws of the state of California on November 5, 1996 as Renet Services, Inc.  The name was changed to Time Lending, California, Inc. on August 4, 1998 and we reincorporated in the state of Nevada in December, 2000 by merging with Time Lending California, Inc., a Nevada corporation. Time Lending California, Inc. subsequently changed its name to "Time Associates, Inc."  Effective as of October 5, 2010, Time Associates, Inc. entered into an Agreement and Plan of Reorganization dated as of September 23, 2010 (the "Reorganization Agreement") with Healthient, Inc. a Nevada corporation organized April 29, 2009 ("Healthient") and Healthient shareholders. In accordance with the terms and provisions of the Reorganization Agreement, the Company acquired Healthient in exchange for 43,618,356 newly issued "restricted" shares of common voting stock of the Company to the Healthient shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a condition of the closing of the share exchange transaction, a majority shareholder of the Company cancelled all of his 188,572 shares. In addition, as a condition of the closing of the transaction, the Company spun off its operating subsidiary Time Marketing, Inc. Pursuant to the terms of the Reorganization Agreement, each one (1) share of common stock of Healthient has been exchanged for three (3) shares of the Company's common stock. Following the Closing Date, there were 43,778,433 shares of the Registrant's common stock outstanding. Immediately prior to the Closing, there were 160,077 shares issued and outstanding (assuming the cancellation of the shares held by the majority shareholder at the closing).  The shareholders of Healthient owned 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 Time Associates, Inc. changed its name to "Healthient, Inc."

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

On July 19, 2010 the Company effected a seventy (70) for one (1) reverse stock split of its common stock. There were 23,398,040 shares of common stock outstanding before the reverse stock split and 348,649 after the stock split.

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

Business Overview

We are a network marketing company that sells healthy snacks and beverages. We pursue our mission of helping people achieve personal success by providing a financially rewarding business opportunity to our brand partners and great tasting products to customers seeking a healthy lifestyle.

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

Geographic Diversification

We have the ability to establish our network marketing organization in new markets. While sales within local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company specific reasons, we believe that expanding our geographic diversity will mitigate our financial exposure to any particular market. We currently operate within the United States.

Our Business Strategy

We believe that our network-marketing business model is the most effective way to sell our products. Our objective is to increase the recruitment, retention, retailing and productivity of our brand partner base by pursuing the following strategic initiatives:

Product Strategy

We are committed to providing our brand partners with great tasting, healthy snacks and beverage mixes to help them increase sales and recruit new brand partners. Our product development is focused on two principal categories and that capitalize on the growing trends of obesity and anti-aging; weight management & energy and sports fitness. On an ongoing basis, we will augment our product portfolio with additional products and, as appropriate, will bundle products addressing similar health concerns into packages and programs.

To better support brand partners, we will expand our product packaging to provide both individual serving sizes for portion control and convenience and larger party and family sizes of our top selling products. Additionally, each year we plan to launch products and/or programs, coupled with our major events, to generate continued excitement among our brand partners.

These product launches will generally target specific market segments deemed strategic to us that support our focus on driving daily consumption.

Brand Partner Strategy

We will continue to increase our investment in events and promotions, both in absolute dollars and as a percent of net sales, as a catalyst to help our brand partners improve the effectiveness and productivity of their businesses. We work with our brand partner leaders to globalize best-practice business methods which enable our brand partners to improve their penetration in existing markets. These business methods will include: healthy snack clubs, weight loss challenges, internet and sampling.

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

We market and sell products through our brand partners. Our products may often be sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our brand partners’ cross-selling opportunities. These programs target specific consumer market segments, such as women, men or children, as well as weight-management customers and individuals looking to enhance their overall well being.

The following information summarizes our products by product category.

Product Categories:

Weight Management & Energy, Sports &Fitness

Representative Products

Our portfolio of all natural goodness includes; Smart Shake Chocolate and Vanilla, our sugar free Whey protein shakes fortified with fiber; CrispyFruit a light and crispy fruit with no added sugar; LoliBars the wholesome whole wheat fruit filled cookie bar; RealFruit chewy, delicious dried fruit with no added sugars; Lite Natural Microwave Popcorn Mini Bags; Multigrain Pretzel Nuggets; LoliCrunch a delicious fruit and nut crunch; and Zing! our healthy Energy Drink Mix thoughtfully sweetened with Stevia.

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

A new product development process was deployed to accelerate the introduction of new products and to improve the launch of products. The process consists of five stages: identification, feasibility assessment, development, and finally, launch and learn.

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

Brand Partner Motivation and Training

We believe that motivation and training are key elements in brand partner success and that our brand partner sales leaders will establish a consistent schedule of events to support these needs. Along with our brand partner leadership, we will conduct thousands of training sessions annually on local, regional and national levels to educate and motivate our brand partners. Every month, there are training seminars held throughout the nation. As we grow in each major region, we plan to host events that focus on product and business development.

Additionally, once a year, we will host a national event at which our brand partners can attend to learn about new products, expand their skills and celebrate their success. In addition to these training sessions, we host weekly webinars and conference calls that we use to provide brand partners continual training and the most current product and marketing information.

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

Management Information, Internet and Telecommunication Systems

In order to facilitate our growth and support brand partner activities, we plan to continually upgrade our management information, Internet and telecommunication systems. These systems include: (1) Multiple centralized host computer systems managed by Exigo Office in Dallas, Texas and Opt3 Solutions, Inc in California. These systems are linked together via a secure wide area network that provides on-line, real-time access to information, transitioning and reporting; (2) 24 hour order fulfillment center located in Salt Lake City, Utah linked in real time to our transitioning systems; (3) Local area networks of personal computers within our markets, serving our regional administrative staffs; (4) A state of the art international e-mail system through which our employees communicate; (5) A standardized Cisco telecommunication system in all of our markets; (6) Internet websites to provide a variety of online services for brand partners such as status of qualifications, meeting announcements, product information, application forms, educational materials and, in select markets including the United States, sales ordering capabilities.

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

Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure or function claims must have substantiation in their possession that the statements are truthful and not misleading.

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

On June 25, 2007, the FDA published its final rule regulating current good manufacturing practices, or cGMP, for dietary supplements. This final rule became effective on August 24, 2007. The final rule requires that companies establish written procedures governing: (1) personnel, (2) plant and equipmentcleanliness, (3) lab and testing, (4) packaging and labeling, and (5) distribution.

The FDA also required 100 percent identity testing of all incoming raw materials, although an interim final rule enables companies to petition for an exemption from the 100 percent testing requirement if they can demonstrate the existence of an appropriate statistical sampling program. The new cGMPs will help ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. We have evaluated the finalcGMP rule with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of which might not meet the new standards. It is important to note that the final cGMP rule, in an effort to limit disruption, includes a three-year phase-in for small businesses. See Item 1A — Risk Factors for further discussion regarding the recently promulgated cGMP regulations.

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

The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. It is possible that our use and that of our independent brand partners, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunity will be significantly impacted and therefore might negatively impact our sales.

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

Beginning last year, we began to develop a system to identify specific complaints against brand partners and to remedy any violations of rules by brand partners through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that brand partners are prohibited from making certain claims for our products.

Our general policy regarding acceptance of brand partner applications from individuals who do not reside in one of our markets is to refuse to accept the individual’s brand partner application.

It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in ouroperations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance.

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

Available Information

Our Internet website addresses are www.healthient.com and www.snackhealthy.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 15132 Park of Commerce Boulevard, Second Floor, Jupiter, Florida 33478.  Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.   Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Our facility in Jupiter, Florida is 4,500 feet of office workspace for computers, printers and office equipment with an adjacent area for packaging, shipping and storage.  The current facility lease runs from July 1, 2011 through June 30, 2016 with an option for a five year extension. Our lease payments are $4,226 per month including operating expense and tax during the first year and subject to a three percent increase after each of the following four years.  We maintain our executive and administrative offices in this facility.  Our rental payments in fiscal 2012 were $75,917. Our rental payments in fiscal 2011 were $6,516.  Future minimum payments under the office lease are approximately as follows:  year ended June, 2013, $52,500; 2014, $54,000; 2015, $55,000; 2016, $56,000; for a total of $217,500.

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

ITEM 3. LEGAL PROCEEDINGS

In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of approximately $95,000 plus costs. In April, 2012, the court has issued final summary judgment against the Company in the total amount of $95,000, which amount was subsequently settled in the amount of $75,000 and satisfied by the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

Our common stock trades on NASD's over-the-counter market, the Bulletin Board under the symbol "SNAX ". Our common stock has been trading sporadically since the reverse merger with Time Associates, Inc. on October 5, 2010.  As of June 30, 2012 there were 183 holders of our common stock and the closing price of our common stock as of was $0.05 per share. As of August 11, 2010, we effected a reverse stock split of 1 to 70 of our common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of the reverse stock split.

	SHARE BID PRICE
Fiscal 2011	High	Low
Fourth quarter (6/30/11)	$0.44	$0.10
Third quarter (3/31/11)	$1.01	$0.10
Second quarter (12/31/10)	$1.01	$0.50
First quarter (9/30/10)	N/A	N/A

Fiscal 2012	High	Low
Fourth quarter (6/30/12)	$0.15	$0.03
Third quarter (3/31/12)	$0.20	$0.07
Second quarter (12/31/11)	$0.38	$0.07
First quarter (9/30/11)	$0.34	$0.07

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

 In the quarter ended September 30, 2011, the Company issued 3,339,290 shares of common stock through its private placement of shares of common stock for a total amount of $347,679, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.   The proceeds of the sale were used for working capital.  The Company also issued a total of 1,150,000 shares of common stock for services valued at $0.15 per share, for a total amount of $172,500; a total of 1,500,000 shares of common stock for services valued at $0.21 per share, for a total amount of $315,000; and a total of 1,000,000 shares of common stock for services valued at $0.09 per share.  The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933.

During the quarter   ended December 31, 2011, the Company issued 507,800 shares of common stock through its private placement of shares of common stock for a total amount of $91,560, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. The Company also issued a total of 12,000,000 shares of common stock for services valued at $0.08 per share for a total of  $960,000; and a total of 115,000 shares of common stock valued at $0.08 per share for a total of $9,200.  The proceeds of the sale were used for the working capital.  The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933.

During the quarter ended March 31, 2012, the Company issued 240,071 shares of common stock for services valued at $0.14 per share for a total of $33,610 and 485,000 shares of common stock for services valued at $0.13 per share for a total of $63,050.  The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933.

During the quarter ended June 30, 2012, the Company issued 4,000,000 shares of common stock for services valued at $0.12 per share for a total of $480,000; a total of 60,000 shares of common stock for services valued at $0.07 per share for a total of $4,200; and a total of 36,653,568 shares for a debt conversion valued at $0.05 per share for a total of $1,649,410.  The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933.

ITEM 6: SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words.  Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward- looking statements include, among others, the following:

●	product liability claims;

●	our relationship with, and our ability to influence the actions of, our brand partners;

●	adverse publicity associated with our products or network marketing organization;

●	improper action by our employees or international brand partners in violation of applicable law;

●	changing consumer preferences and demands;

●	loss or departure of any member of our senior management team which could negatively impact our brand partner relations and operating results;

●	the competitive nature of our business;

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

Overview

We are a development stage network marketing company. We have been primarily engaged in developing our infrastructure and a product portfolio of snacks and beverages designed to help people achieve and maintain their healthy weight.  We commenced sales of two products from our product lines in the third quarter of fiscal year 2011 and had net revenue of $314,980 for the fiscal year ended June 30, 2012.

We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion will be the primary drivers to help us achieve our goal of being the largest network marketing company in North America.

Our products are grouped in two principal categories: weight management and energy, sports & fitness, along with premium marketing websites and promotional items. Our products are often sold in programs that are comprised of a variety of related products designed to simplify healthy snacking and weight management for consumers and to maximize cross-selling opportunities for our Brand Partners.

Industry wide factors that affect us and our competitors include the increasing prevalence of obesity in adults and children, which are driving the demand for healthier snacking alternatives, along with the increase in unemployment which can positively affect the recruitment and retention of Brand Partners.

We believe the value of the average monthly purchase of our products by our sales leaders will remain relatively constant over time. Consequently, increases in our sales are driven by our retention of sales leaders, our recruitment and retention of Brand Partners and by our Brand Partners’ adoption of daily consumption business methods.

We provide brand partners with products, support materials, training, special events and a competitive compensation program. If a Brand partner wants to pursue the Snackhealthy business opportunity, the brand partner is responsible for growing his or her business and personally pays for the sales activities related to attracting new customers and recruiting brand partners by hosting events such as business opportunity meetings, snack tasting parties, or success training seminars; by advertising Snackhealthy’s products; by purchasing and using promotional materials; by utilizing direct mail and print material such as brochures, flyers, business cards,  and banners; by purchasing inventory for sale or use as samples; and by training, mentoring and following up (in person or via the phone or internet) with customers and recruits on how to enjoy Snackhealthy products and/or pursue the Snackhealthy business opportunity.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,448,933 while in development stage and used cash in operations from inception of approximately $1,489,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Basic and Diluted Net Loss per Common Share

Net Loss per Common Share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed in the same way as for Basic net loss. Warrants outstanding as of June 30, 2012 and 2011 were none and 3,557,972, respectively. These warrants were not included in diluted earnings per share as the effect was anti-dilutive.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the year ended June 30, 2012 and 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

The compensation to brand partners is generally for the development, retention and improved productivity of our brand partner sales organizations and is paid to brand partners on each qualifying sale.

Our “operating margins” consist of net sales, less cost of sales and selling fees.

“General and administrative expenses” represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, brand partner marketing, occupancy costs, communication costs, bank fees, depreciation and amortization and other miscellaneous operating expenses.

Results of Operations

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit new brand partners, retain existing brand partners, open new markets, further penetrate existing markets, introduce new products and programs that will help our brand partners increase their retail efforts and develop niche markets.

Net Sales

Net sales are directly associated with the recruiting and retention of our brand partner force, retailing of our products, the quality and completeness of our product offerings that the brand partner force has to sell and the number of countries in which we operate.

Management’s role is to provide brand partners with a competitive and relevant product line, encourage strong teamwork and leadership among brand partners and offer leading edge business tools to make doing business with SnackHealthy simple and fun.

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

While in development stage, we commenced limited sales of two of our snack food products during the third quarter ending March 31, 2011. Our revenue during the full year ended June 30, 2012 was $314,980 compared to $172,902 revenue for the full year ended June 30, 2011.

We believe the net sales should increase substantially year over year primarily as a result of the Company leaving development stage and transitioning to our brand partner business focus and daily consumption model, although no assurances can be made of such increases.

Revenues

Revenue for the year ended June 30, 2012 was $314,980. While in development stage, we commenced limited sales of two of our snack food products during the third quarter ending March 31, 2011. Our revenue during the last half year ended June 30, 2011 was $172,902.

Gross Profit

Gross profit was $133,822 for the year ended June 30, 2012. As a percentage of net sales, gross profit for the year ended June 30, 2012 was 42%.

Selling Expense

Selling expenses were $76,732. As a percentage of net sales, selling expenses were 24% for the year ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses for the year ended June 30, 2012 increased to $6,336,254 from $2,947,713 for the year ending June 30, 2011. The increase was due primarily to shares being issued for services and share based compensation in the amount of $5,448,408 as compared to $2,061,859 issued for services during the year ended June 30, 2011.

We expect general and administrative expenses in fiscal year 2013 to increase in absolute dollars over 2012 levels reflecting higher sales, employee costs, increased depreciation and various sales growth initiatives, including brand partner promotions. However, 2013 general and administrative expenses as a percentage of net sales are expected to be below 2012 levels.

Other Expense

The Company recorded an expense in the amount of $1,719,000 for 19,100,000 shares to be issued under a court approved share issuance agreement for the purposes of debt conversion.

Net Income

Net loss for the year ended June 30, 2012 was $7,998,164 as compared to $2,875,268 for the year ended June 30, 2011.  Increase was due primarily to non-cash expenses of $5,448,408 as a result of stock issued for services and share based compensation and non-cash expenses of $1,719,000 for stock to be issued for debt conversion.

Liquidity and Capital Resources

Generally, our principal uses of cash includes operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures and the development of operations in new markets.  Most of our capital expenditures were completed by the June 30, 2011. Future expenditures will primarily relate to:

●	development of new markets
●	product inventory

During the first twelve months of development stage and prior to the acquisition by Time Associates, Inc., the Company through its subsidiary, then known as "Healthient, Inc." raised $1,219,785 from accredited investors to invest in the infrastructure needed during pre-launch phase.  During the year ended June 30, 2010, the Company sold to investors 676,786 Units for cash of $672,500. 565,000 Units were sold at $1.00 per unit with warrants exercisable at $1.00 per share. 97,500 Units were sold at $1.00 per unit with warrants exercisable at $1.25 per share and 14,286 Units were sold at $.70 per unit with warrants exercisable at $1.25 per share. Subsequently, the shares underwent a 3 for 1 stock split. The warrant also increased to 3 for 1 and the exercise price became one-third the original price. During the fiscal year ended June 30, 2011, the Company sold to the investors a total of 1,556,285 shares of the Company's common stock for cash of $374,285 and had cash of $110,714 at the end of that period. During the year ended June 30, 2012 the Company sold to investors 7,565,458 shares of common stock for $622,507 and had a bank overdraft of $12,333.

Total current assets were $146,711 and total current liabilities were $2,191,472 creating a negative working capital of $2,338,183.

The Company anticipates it will need to raise additional funds during the next twelve months in order to sustain the growth of our business and has signed an investment banking agreement with a licensed broker dealer. Monies will be used primarily to build significant product inventory and cash reserves.

Off-Balance Sheet Arrangements

At June 30, 2012 and June 30, 2011, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Healthient, Inc.
Jupiter, Florida

I have audited the accompanying consolidated balance sheets of Healthient, Inc.(a development stage company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from April 29, 2009 (inception) through June 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthient, Inc. as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from April 29, 2009 (inception) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
October 15, 2012	RONALD R. CHADWICK, P.C.

HEALTHIENT, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
Healthient, Inc.
Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS
Current Assets
Cash	$-	$110,714
Inventory	135,485	28,212
Deposits and prepaid expenses	11,226	14,095
Total Current Assets	146,711	153,021

Property and Equipment
Website costs (net of accummulated amortization)	97,908	155,776
Licensed drink (net of accummulated amortization)	6,250	-
Office equipment (net of depreciation)	16,378	18,033
Total Fixed Assets	120,536	173,809
Total Assets	$267,247	$326,830
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$12,333	$-
Accounts payable	167,438	117,018
Payroll taxes	3,280	4,442
Sales tax liability	1,500	-
Settlement payable	1,719,000
Directors' fees	90,000	90,000
Stock subscriptions payable	-	30,000
Shareholder loans	210,254	192,179
Total Current Liabilities	2,203,805	433,639
Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized:
No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized, 114,485,553 and 52,425,681 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	114,485	52,425
Additional paid-in capital	9,396,054	3,289,699
Deficit accumulated in Development stage	(3,448,933)	(3,448,933)
Net loss current year	(7,998,164)	-
Total Stockholders' Equity	(1,936,558)	(106,809)
Total Liabilities and Stockholder's Equity	$267,247	$326,830

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.

Consolidated Statement of Operations

	For the year ended June 30, 2012	For the year ended June 30, 2011
Revenues	$314,980	$172,902
Cost of revenues	181,158	65,225
Gross profit	133,822	107,677
Selling expenses	76,732	35,232
General and administrative expenses	6,336,254	2,947,713
Total	6,412,986	2,982,945
Operating loss	(6,279,164)	(2,875,268)
Other income (expense)
Settlement loss	(1,719,000)	-
Provision for income taxes	-	-
Net loss	$(7,998,164)	$(2,875,268)
Net loss per share-Basic and Diluted	$(0.12)	$(0.06)
Weighted average number of Common shares outstanding, basic and fully diluted	64,119,720	45,822,225

See accompanying notes to Financial Statements

Healthient, Inc.

Consolidated Statements of Cash Flows

	For the year	For the year
	ended June	ended June
	30, 2012	30, 2011
Cash Flows from Operating Activities
Net loss	$(7,998,164)	$(2,875,268)
Depreciation	3,388	1,201
Amortization of Websites and drink license	59,118	25,232
Shares issued for services	5,448,408	2,061,859
Changes in operating assets and liabilities
Increase in inventory	(107,273)	(28,212)
Decrease (increase) in deposits and prepaid expenses	2,869	(14,095)
Increase in Directors' fees	90,000	90,000
Increase (decrease) in accrued payroll taxes	(1,162)	4,442
Settllement payable	1,719,000	-
Increase in sales tax liablity	1,500	-
Increase in account payable	50,420	98,924
Net Cash Used in Operations	(731,896)	(635,917)
Cash Flows from Investing Activities
Website	-	(60,868)
Furniture and office equipment	(1,733)	(18,028)
Net Cash Used in Investing Activities	(1,733)	(78,896)
Cash Flows from Financing Activities
Shareholder loans advanced	201,343	192,179
Overdraft bank accounts	12,333
Shares issued for cash	409,239	594,285
Subscribed stock	-	30,000
Net Cash Provided by Financing Activities	622,915	816,464
Net Increase in Cash	(110,714)	101,651
Cash--Beginning of Period	110,714	9,063
Cash - Ending of Period	$-	$110,714
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$5,448,408	$2,061,659
Shares issued for officers, other loans and accounts payble	$183,268	$-
Shares issued for drink license	$7,500	$-
Shares issued for Directors fees	$90,000	$-
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				accumulated	Deficit
	Common Shares		Additional	during the	accumulated	Accumulated
		Par Value	Paid-In	development	after starting	Equity
	Shares	$0.001	Capital	stage	operations	(Deficit)
Balance June 30, 2010	42,853,356	$42,853	$643,127	$(573,665)	$-	$112,315
Common stock issued for cash	765,000	765	219,235			220,000
Balance October 4, 2010 date of aquisition of Healthient, Inc. in a reverse merger and recapitalization	43,618,356	$43,618	$862,362	$(573,665)	$-	$332,315
Time Associates, Inc. share outstanding at October 5, 2010	160,078	160	(160)			-
Common stock issued for cash	1,556,285	1,556	372,929			374,485
Common stock issued for services	5,556,712	5,557	1,549,800			1,555,357
Common stock issued 2010 Equity
Compensation Plan	1,534,250	1,534	504,768			506,302
Net loss				(2,875,268)		(2,875,268)
Balance June 30, 2011	52,425,681	$52,425	$3,289,699	$(3,448,933)	$-	$(106,809)
Common stock cancelled 11/11/11originally issued April 30, 2009	(7,806,000)	(7,806)	7,806			-
Common stock issued for cash	3,840,090	3,840	405,399			409,239
Common stock issued for subsciption payable	60,000	60	29,940			30,000
Common stock issued for debt	3,665,368	3,666	179,602			183,268
Common stock issued for services	61,250,414	61,250	5,387,158			5,448,408
Common stock ussed for license	50,000	50	7,450			7,500
Common stock issued for Directors' fees	1,000,000	1,000	89,000			90,000
Net loss					(7,998,164)	(7,998,164)
Balance June 30, 2012	114,485,553	$114,485	$9,396,054	$(3,448,933)	$(7,998,164)	$(1,936,558)

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2012 and 2011

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,448,933 while in development and an additional loss of $6,279,164 during the year ended June 30, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Warrants outstanding as of June 30, 2012 and June 30, 2011 were none and 3,557,972. These warrants were not included in diluted earnings per share as the effect was anti-dilutive.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the years ended June30, 2012 and June 30, 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

The Company started the construction of several Websites, all of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	June 30, 2012	June 30, 2011
Website	$181,008	$181,008
Amortization	83,100	25,323
	97,908	155,776

License for drink (amortized over three years)	$7,500	$-
	1,250	-
	$6250	$-

Computers and furniture (depreciated 7 to 10 years)	21,570	19,837
Depreciation	5,192	1,804
Net	$16,378	$18,033

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016 with an option to extend the lease an additional term of five years. Our lease payments will be $4,226 per month including operating expense and tax for the first year and then a three percent increase after each of the following four years.  We maintain our executive and administrative offices in this facility.  Our rental payments in fiscal 2011 were $6,516. Our rental payments for the year ended June 30, 2012 were $75,917. Future minimum payments under the office lease are approximately as follows: year ended June, 2013 $52,500, 2014 $54,000, 2015 $55,000, 2016 $56,000, for a total of $217,500.

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

During the year ended June 30, 2012 the Company issued 3,840,090 common shares for cash $409,239, 60,000 common shares in satisfaction of a stock subscription payable, 3,665,368 common shares for officer debt of $183,268, 61,250,414 common shares for services $5,448,408, 1,000,000 common shares for Directors’ fees payable $90,000 and 50,000 common shares for a drink license $7,500.

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

During the years ended June 30, 2010 and 2011 the Company issued warrants to purchase common stock at exercisable at prices from $0.33-$0.42 per share. No warrants were ever exercised and at June 30, 2012 there are no warrants outstanding.

Note 5. Shareholder Loans

Shareholder loans of $210,254 and $192,179 at June 30, 2012 and 2011 respectively, are non interest bearing and due on demand.

Note 6.  Income Taxes

The components of the deferred tax asset are as follows:

	June 30, 2012	June 30, 2011

Deferred tax assets
Net operating loss carry-forward	$1,900,000	$1,100,000
Valuation allowance	(1,900,000)	(1,100,000)

Net deferred tax assets	$-	$-

The Company had available approximately $9,682,000 at June 30, 2012 and $3,445,000 at June 30, 2011 of unused Federal and California net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2030. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at June 30, 2012 and June 30, 2011 respectively:

Statutory rate	35%
State taxes, net of Federal tax benefit	6%

Net operating loss carry-forward	41%
Effective tax rage	0%

Note 7. Other Matters

In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of 92,000 plus costs. In April, 2012, the court has issued final summary judgment against the Company in the total amount of $95,500.  On April 27, 2012, the court issued an order to approve a settlement of the judgment issued against the Company.  According to the terms of the approved settlement, a third party and a non-party to the legal action against the Company, agreed to purchase the claim of Siesta Flow LLC. in the amount of $75,000 and additional claims against the Company from other parties, for a total amount of $95,500 in exchange for the issuance of 19,100,000 shares of common stock by the Company, subject to certain limitations on the issuance of such shares set forth in settlement. The Company has recorded the settlement agreement at the market price of the stock on the date the settlement was approved by the court order on April 27, 2012 in the amount of $1,719,000.

Note 8. Related Party Transactions

During the year ended June 30, 2012 the Company issued 9,000,000 shares of common stock valued at $1,260,000, 32,988,211 shares of common stock valued at $1,649,410 and issued 500,000 shares of common stock  to pay 2011 Directors fees of $45,000 to the Chairman of the Board plus $30,000 in fair value.

Directors of the Company had loan balances due of $210,254 and $192,179 at fiscal year June 30, 2012 and 2011 from the Company for working capital advances.  The loan is non interest bearing and due upon demand.  A Director of the Company converted loans made to the company totaling $183,268 to 3,665,357 shares of the Company’s common stock during the year.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2012, based on these criteria.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

On October 1, 2012, the Company effected a 1-for-50 reverse stock split of its common stock, $0.001 par value per share.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name	Age	Position	Since
Katherine West	42	Chief Executive Officer,	10/5/2010
		President and Director
William Alverson	47	Director	10/5/2010
William Lindberg	79	Chief Financial Officer	10/5/2010

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

Katherine West – Director, President and Chief Executive Officer of Healthient, Inc. and SnackHealthy, Inc.

As Chief Executive Officer, Ms. West oversees the management team and entire day-to-day operations of Healthient, Inc. and its subsidiary, SnackHealthy, Inc. She has extensive knowledge in direct sales, executive management and public company experience having served for Travelstar on the Board of Directors and having held the titles of Executive Vice President and Chief Financial Officer.

From 1998 to 2002, Ms. West served as the COO of WMA & Associates. WMA provided early stage financing and led the public offerings of Baby Genius and FreeRealTime.com. She held various roles at Travelstar, Inc. including Executive Vice President, Chief Financial Officer and also served on the Board of Directors. The Company went public in 2004.  As Executive Vice President, she managed the day-to-day operations including 36 employees and over 500 travel agents. The Company grew from a start-up to $80,000,000 in annual sales in just 4 years. In late 2008, the Company was forced to close its doors after losing its contract with its major supplier and could not recover in the world economic crisis and financial market meltdown of that period. In connection with her tenure as a director and executive officer, Ms. West was named in the involuntary bankruptcy proceeding filed in 2008. In September, 2011, the trustee filed for the dismissal of the case against Ms. West.  Ms. West lives in Jupiter, Florida with her husband Bill and their four children.  In addition to running the Company and taking care of her family, Kathy enjoys playing tennis and is the captain of her tennis team.

William M. Alverson – Director.

William Alverson serves as the Director of the Company (in his capacity as the Chairman of the Board of Directors) and senior executive of Healthient and SnackHealthy. He started his career in the financial industry in 1989 where he worked as a financial advisor at American Express. In 1993, Mr. Alverson founded Newport Beach, California based investment bank, WMA & Associates. Mr. Alverson served as Chairman and CEO providing first round financings and advisory services to both private and public companies. Major investments included Travelmax, Inc., Admore Memory, Freerealtime.com, Genius Products and Travelstar.  In 1995, as the largest investor and shareholder of Travelmax, he assumed the role of CEO. Under Mr. Alverson’s watch, the company grew from seven employees to 220 employees in less than one year, supporting over 44,000 agents nationwide. In 1997, Mr. Alverson was involved in an off-road racing accident in Mexico that left him temporarily paralyzed with a broken back. As a result of the injury and one-year rehabilitation, Mr. Alverson stepped down as CEO moving away from the day-to-day management of the company and sold off the majority interest in his holdings. In 1998, he returned to work resuming his role as CEO of WMA & Associates . Over the next several years, Mr. Alverson, and his team of investment bankers began investing in start-ups. WMA provided early stage financing and led the public offerings of Baby Genius and FreeRealTime.com.  In 2004, Mr. Alverson led Travelstar, Inc.’s growth from start up to $80,000,000 in annual sales in 4 years.  In late 2008, the Company was forced to close its doors after losing its contract with its major supplier and could not recover in the world economic crisis and financial market meltdown of that period. In connection with his tenure as a director and executive officer, Mr. Alverson was named in the involuntary bankruptcy proceeding filed in 2008. In September, 2011, the trustee filed for the dismissal of the case against Mr. Alverson.  Mr. Alverson lives in Jupiter, Florida. He is married and has four children with his wife of 15 years, Kathy.  He currently serves on the boards of Jupiter Ventures, Healthient, Inc., SnackHealthy, Inc. and The Healthient Foundation.

William Lindberg - Chief Financial Officer

Mr. Lindberg is responsible for the Company's finance functions, including tax, financial planning, treasury, accounting, capital allocation, procurement, internal audit, and investor relations. His prior experience includes serving in executive financial positions at both public and private companies. Early in his career, Mr. Lindberg was a Certified Public Accountant at Arthur Anderson & Co. assigned to its offices in Montevideo, Buenos Aires, and Santiago.

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

CODE OF BUSINESS CONDUCT AND ETHICS

Our code of business conduct and ethics, as approved by our board of directors, can be obtained from the Company by writing a request to our Healthient, Inc. corporate office.

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

Summary Compensation Table for 2012 and 2011 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Katherine West President and CEO (1)	2012	_	_	_	_	_	_
	2011	62,322	_	352,513	_	_	414,845
William Alverson Chairman of the Board of Directors (2)(3)	2012	7,359	_	1,260,000	_	1,649,410	2,916,769
	2011	48,516	_	_	_	_	48,516
William Lindberg Chief Financial Officer	2012	8,123	_	7,090	_	_	15,213
	2011	15,250	_	_	_	_	15,250
_________________________
(1)	Ms. West has been issued 1,071,250 shares of common stock of the Company at the price per share of $0.33 per share pursuant to the Company's Equity Compensation Plan of 2010 as amended.
(2)	Mr. Alverson has been issued 9,000,000 shares of common stock of the Company at the price per share of $0.08 per share pursuant to the Company's Equity Compensation Plan of 2010 as amended.
(3)	Mr. Alverson has been issued 32,988,211 shares of common stock of the Company for the conversion of a loan made to the Company. See "Related Party Transactions".
(4)	Mr. Lindberg has been issued 70,000 shares of common stock of the Company at the price per share of $0.10 per share pursuant to the Company’s Equity Compensation Plan of 2010, as amended.

Outstanding Equity Awards

The table below shows all outstanding equity awards held by our Named Executive Officers at the end of the fiscal year ended June 30, 2012.

Outstanding Equity Awards at 2012 Fiscal Year End

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Grant Date	Option Exercise Price ($)	Option Expiration Date
Katherine West	_	_	_	_	_
William Alverson	_	_	_	_	_
William Lindberg	_	_	_	_	_

COMPENSATION OF DIRECTORS

The table below summarizes the compensation earned by directors for services during the fiscal year ended June 30, 2012:

Director Compensation

For Fiscal Year Ended June 30, 2012

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Katherine West	_	_	45,000(1)	45,000
William Alverson	_	_	45,000(1)	45,000
_____________________
(1)
The company recorded a payable of $45,000 for shares of common stock to each Ms. West and Mr. Alverson for their respective services as directors valued at $45,000 pursuant to the Company's 2010 Equity Compensation Plan, as amended.  Each director has been issued a total of 500,000 shares of common stock for their respective services.  The shares were payable in fiscal 2012 for the services rendered in fiscal 2011.

The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment agreements with the Company's key employees at this time.

EQUITY COMPENSATION PLAN INFORMATION

In fiscal year 2011, the Company adopted its 2010 Equity Compensation Plan (the "Plan") which was registered on the registration statement on Form S-8. The Company registered 8,500,000 shares of its common stock.  The Plan was amended in January 2012, and the Company registered an additional 12,000,000 shares of its common stock.  Pursuant to the Plan, the Company issued a total of 6,762,143 shares of its common stock to employees, as that term is defined under the Plan. As of July 25, 2012, there were 4,245,714 shares of common stock remaining for issuance under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our current directors; (iii) each of our executive officers set forth in the Summary Compensation Table; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the address for each person is 15132 Park of Commerce Blvd., Jupiter, FL 33478.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock underlying options or warrants held by such person that are exercisable within 60 calendar days of August 31, 2012 but excludes shares of common stock underlying options or warrants held by any other person.  Percentage of beneficial ownership is based on 118,493,410 shares of common stock issued and outstanding as of September 25, 2012.

	Beneficial Ownership	Percentage
	of Common Stock (1)	of Ownership
Katherine West Director, CEO and President	7,938,168 (2)	6.70%

William Alverson Director	51,433,568 (3)	43.40%

William Lindberg, Chief Financial Officer	0	0%

Mark Flanagan 331 Cedar Street Newport Beach, CA 92663	6,437,657	5.43%
All current executive officers and directors as a group (3 persons)	59,371,736	50.10%

*	Less than 1%

(1) Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after September 25, 2012 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2) Ms. West holds 332,501 of her shares of common stock in Northeast LLC., an entity she controls.

(3) Mr. Alverson holds 37,353,568 of his shares of common stock in Panacea, Inc., and 530,000 of his shares of common stock in MPB & Associates. Inc., the companies he owns and controls.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2012 the Company issued 9,000,000 shares of common stock valued at $1,260,000, 32,988,211 shares of common stock valued at $1,649,410, and 500,000 shares of common stock to each of two directors valued at $45,000 to pay directors and executive services fees of the Company.  See "Executive Compensation Table".

Directors of the Company had loan balances due of $210,254 and $192,179 at fiscal year June 30, 2012 and 2011, respectively from the Company for working capital advances.   The loan is non interest bearing and due upon demand.  A Director of the Company and senior executive of the Company's wholly-owned subsidiary of the Company converted the loan made to the Company totaling $183,268 to a total of 36,653,568 shares of common stock, out of which 3,665,357 shares of the Company’s common stock were accounted as a conversion of the loan at a price of $0.05 per share and the remaining 32,988,211 shares of common stock valued at $1,649,410 were recorded as income to Mr. Alverson in connection with the conversion of the loan.  See Note 8 to the Financial Statements.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2012, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by:

Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014

for the year ended June 30, 2011.

2011
Audit Fees: (1)	$15,250
Audit-Related Fees: (2)	4,500
Tax Fees: (3)	--
All Other Fees: (4)	--
Total	$19,750

(1) Audit Fees: Fees for professional services performed by Ronald R. Chadwick, P.C. for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8 for the year ended June 30, 2012.

(2) Audit-Related Fees: Fees for the review of 10-Q’s for the first, second and third quarters for the year ended June 30, 2012.

(3) Tax Fees: Ronald R. Chadwick, P.C. did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger of Time Lending, California, Inc.*

3.1	Articles of Incorporation of Time Lending, California, Inc.*

3.2	Articles of Incorporation of Tenth Street, Inc.*

3.3	Articles of Incorporation of Time Marketing Associates, Inc.*

3.4	Articles of Incorporation of Time Management, Inc.*

3.5	Articles and Certificate of Merger of Registrant*

3.6	Bylaws of Registrant*

3.7	Amendment to the Articles of Incorporation dated August 2, 2005*
3.8	Certificate of Designation.*
3.9	Amendment to the Articles of Incorporation dated August, 2011.*
3.10	Amendment to the Articles of Incorporation dated September, 2012.*
10.2	Lease Agreement*

10.3	Guaranty of Michael Pope*

10.4	Guaranty of Thomas Van Wagoner*

10.5	Demand Promissory Note (Michael Pope)*

10.6	Demand Promissory Note (Philip La Puma)*

10.7	Asset Sale and Purchase Agreement*

10.8	Share Exchange Agreement between Time Financial Services, Inc. and Interruption Television, Inc.*

10.9	Voting Agreement (Tenth Street, Inc.)*

10.10	Voting Agreement (Time Management, Inc.)*

10.11	Voting Agreement (Time Marketing Associates, Inc.)*

10.12	Broker Agreement*

10.13	Letter of Intent with Nationwide Security Mortgage*

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________
* Previously filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2012	HEALTHIENT, INC.

	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Katherine West	President and Director	October 15, 2012
Katherine West	(PRINCIPAL EXECUTIVE OFFICER)

/s/ William Lindberg William Lindberg	Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)	October 15, 2012

/s/ William Alverson	Director	October 15, 2012
William Alverson