Form 10-Q
period 2012-09-30
Healthient, Inc.
filed 2012-11-14
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock, $0.001 par value (Class)

As of November 13, 2012 there were 2,844,578 shares of the registrants common stock outstanding.

HEALTHIENT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Healthient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2012 included in the 10-K filed October 16, 2012.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2012 and its results of operations and its cash flows for the three months ended September 30, 2012 and 2011.

Healthient, Inc.
Consolidated  Balance Sheets
(Unaudited)

	September	June
	30, 2012	30, 2012

ASSETS
Current Assets
Cash	$-	$-
Inventory	108,249	135,485
Deposits and prepaid expenses	11,226	11,226

Total Current Assets	119,475	146,711

Property and Equipment
Website costs (net of accummulated amortization)	82,825	97,908
Licensed drink (net of accummulated amortization)	5,625	6,250
Office equipment ( net of depreciation)	15,500	16,378
Total Fixed Assets	103,950	120,536

Total Assets	$223,425	$267,247

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$9,695	$12,333
Accounts payable	208,769	167,438
Payroll taxes	3,530	3,280
Sales tax liability	262	1,500
Directors' fees	90,000	90,000
Shareholder loans	268,632	210,254
Total Current Liabilities	580,888	484,805
Long Term Liabilities
Settlement payable	1,719,000	1,719,000
Total Liabilities	2,299,888	2,203,805

Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized:
No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized, 114,485,553 and 52,425,681 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	119,723	114,485
Additional paid-in capital	9,451,380	9,396,054
Deficit accumulated	(11,447,097)	(11,447,097)
Net loss current year	(200,469)

Total Stockholders' Equity	(2,076,463)	(1,936,558)
Total Liabilities and Stockholder's Equity	$223,425	$267,247

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.
Consolidated Statement of Operations
(Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011
Revenues	$97,689	$70,400
Cost of revenues	45,091	28,918

Gross profit	52,598	41,482

Selling expenses	22,282	15,055
General and administrative expenses	230,785	654,333
Total	253,067	669,388

Operating loss	(200,469)	(627,906)

Other income (expense)
Provision for income taxes	-	-

Net loss	$(200,469)	$(627,906)

Net loss per share-Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of Common shares outstanding, basic and fully diluted	117,087,283	53,535,346

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

	Common Shares		Additional		Accumulated
		Par Value	Paid-In	Deficit	Equity
	Shares	0.001	Capital	accumulated	(Deficit)

Balance June 30, 2011	52,425,681	$52,425	$3,289,699	$(3,448,933)	$(106,809)
Common stock cancelled 11/11/11 originally issued April 30, 2009	(7,806,000)	(7,806)	7,806		-
Common stock issued for cash	3,840,090	3,840	405,399		409,239
Common stock issued for subsciption payable	60,000	60	29,940		30,000
Common stock issued for debt	3,665,368	3,666	179,602		183,268
Common stock issued for services	61,250,414	61,250	5,387,158		5,448,408
Common stock ussed for license	50,000	50	7,450		7,500
Common stock issued for Directors' fees	1,000,000	1,000	89,000		90,000
Net loss				(7,998,164)	(7,998,164)

Balance June 30, 2012	114,485,553	$114,485	$9,396,054	$(11,447,097)	$(1,936,558)
Common stock cancelled (for services)	(492,143)	(492)	(53,644)		(54,136)
Common stock issued for services	5,230,000	5,230	99,370		104,600
Common stock issued for account payable	500,000	500	9,600		10,100
Net loss				(200,469)	(200,469)

Balance September 30, 2012	119,723,410	119,723	9,451,380	$(11,647,566)	$(2,076,463)

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011
Cash Flows from Operating Activities
Net loss	$(200,469)	$(627,906)
Depreciation	878	786
Amortization of Websites and drink license	15,708	12,517
Shares issued for services	50,464	480,000
Changes in operating assets and liabilities
Decrease (increase) in inventories	27,236	(60,116)
Decrease (increase) in deposits and prepaid expenses	-	6,004
Increase (decrease) in accrued payroll taxes	250	2,396
Decrease in sales tax liablity	(1,238)	-
Increase (decrease) in account payable	51,431	(2,632)
Net Cash Used in Operations	(55,740)	(188,951)

Cash Flows from Investing Activities
Website	-	-
Furniture and office equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Shareholder loans advanced (paid off)	58,378	(65,287)
Decrease in overdraft bank accounts	(2,638)	-
Shares issued for cash	-	317,679
Net Cash Provided by Financing Activities	55,740	252,392

Net Increase in Cash	-	63,441
Cash--Beginning of Period	-	110,714
Cash - Ending of Period	$-	$174,155

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$50,464	$480,000
Shares issued for drink license	$-	$7,500
Shares issued for Directors fees	$-	$90,000
Shares issued to pay an account payable	$10,100	$-
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended September 30,  2012
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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $200,489 during the three months ended September 30, 2012. Cash used in operations  for the three months approximated $96,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

There are no warrants outstanding as of September 30, 2012 .

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the three months ended September 30, 2012 and June 30, 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

The Company started the construction of several Websites, all of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	September, 30, 2012	June 30, 2012
Website	$181,008	$181,008
Amortization	96,183	83,100
	$82,825	$97,908

License for drink (amortized over three years)	$7,500	$7,500
	1,875	1,250
	$5,625	$6,250

Computers and furniture (depreciated 7 to 10 years)	21,570	21,570
Depreciation	6,070	5,192
Net	$15,500	$16,378

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016. Our lease payments will be $4,226 per month including operating expense and tax for the first year and then a three percent increase after each of the following four years.  We maintain our executive and administrative offices in this facility.  Our rental payments in fiscal 2012 were $75,917. Our rental payments for the three months ended September 30, 2012 were $14,542. Future minimum payments under the office lease are approximately as follows: Year ended June  2013 $42,500, 2014 $54,000, 2015 $55,000, 2016 $56,000, Total $217,500.

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

During the year ended June 30,  2012 the Company issued 3,840,090 common shares for cash $409,239, common share in satisfaction of a stock subscription payable, 3,665,368 common shares for officer debt of $183,268, 61,250,414  common shares for services $5,448,408, 1,000,000 common shares for director’s fees payable $90,000 and 50,000 common shares for a drink license $7,500.

During the three months ended September 30, 2012 the Company issued 5,230,000 common shares  for services $104,000, 500,000 common shares to pay an account payable in the amount of $10,100 and cancelled 492,143  common shares that had been issued services in the amount of $54,136.

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

At September 30, 2012 there were no warrants outstanding. All warrants issued prior expired without any being excercised.

Note 5. Officer’s loans

Officer loans of $268,632 at September 30, 2012 are non interest bearing and due on demand, as were the loans of $210,254 outstanding at June 30,2012.

Note 6.  Income taxes

The components of the deferred tax asset are as follows:

	September 30, 2012	June 30, 2012

Deferred tax assets
Net operating loss carry-forward	$1,976,000	$1,900,000
Valuation allowance	(1,976,000)	(1,900,000)

Net deferred tax assets	$-	$-

The Company had available approximately $9,882,0.00 at September 30, 2012 and $9,682,000 at June 30, 2012 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2030. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at September 30, 2012 and June 30, 2012 respectively:

St Statutory rate	35%
St State taxes, net of Federal tax benefit	6%

Net operating loss carry-forward	41%
Ef Effective tax rate	0%

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

The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission (“SEC”), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

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

Revenue

Revenues for the first three months in 2012 were $97,689. The Company first started selling product the first three months ended September 30, 2011. Revenues were $70,400 for that period
Cost of revenues

Costs of revenues were $45,091 or 46% of sales, which we expect to improve upon.

Gross profit

Gross profit $52,598 as a percentage of revenue was 53% for the three months.

Selling expenses

Selling expenses $22,282 as a percentage of net sales were 23% and expect that percentage amount to continue for future sales.

General and administrative expenses

	GENERAL AND ADMINISTRATIVE
	9/30/2012	9/30/2011

Salaries and wages	$19,999	$14,992
Independent contractors	117,718	92,657
Professional fees	-	427,009
Technology	38,972	22,764
Travel and entertainment	7,562	33,928
Office expenses	11,577	7,235
Utilities	3,081	5,912
Rent	14,542	17,183
Amortization	15,708	12,517
Depreciation	878	786
Other	748	19,350

	$230,785	$654,333

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the three months ended September 30, 2012 decreased $423,548 compared to the same period in 2012.  The decrease was primary due to an issuance of common stock for professional fees of $405,000 during the three months ended September 30, 2011. Independent contractors expense was up due to the issuance of shares in the amount of $104,000 for contractor services.

Provision for income taxes

None.

Net loss

Net loss for the three months ended September 30, 2012, $200,469 as compared to $627,906 for the same period in 2011.  The decrease was due primarily to the issuance of stock for legal expense in the first three months of 2011.

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

As the Company completes it first year of operations it will require funds to build and replenish inventory and increase sales.  The Company plans to continue to raise funds through the sales of common stock and to obtain credit from vendors for the purchase of inventory.  The Company had bank overdraft of $9,694  at September 30, 2012. The Company had a negative working capital ratio as follows:

Total current assets	$119,475
Total current liabilities	580,888

Negative working capital	$(461,413)

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2  -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4  -  MINE SAFETY DISCLOSURES

         None

ITEM 5  -  OTHER INFORMATION

        None

ITEM 6 - EXHIBITS

(a) Exhibits

Exhibit No.	Description

Exhibit 31	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2012	HEALTHIENT, INC.

	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer