Form 10-Q
period 2012-12-31
Healthient, Inc.
filed 2013-02-14
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of February 11, 2013, 18,660,078 shares of common stock were outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Healthient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2012 included in the 10-K filed October 15, 2012.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2012 and its results of operations and its cash flows for the six months ended December 31, 2012 and 2011.

Healthient, Inc. Consolidated Balance Sheets (Unaudited)
	December	June
	31, 2012	30, 2012

ASSETS
Current Assets
Cash	$—	$—
Inventory	80,749	135,485
Deposits and prepaid expenses	11,225	11,226

Total Current Assets	91,974	146,711

Property and Equipment
Website costs (net of accummulated amortization)	67,742	97,908
Licensed drink (net of accummulated amortization)	5,000	6,250
Office equipment (net of depreciation)	15,217	16,378
Total Fixed Assets	87,959	120,536

Total Assets	$179,933	$267,247

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT		)
Current Liabilities
Bank overdraft	$10,475	$12,333
Accounts payable	151,743	167,438
Payroll taxes	3,280	3,280
Sales tax liability	262	1,500
Directors' fees	90,000	90,000
Shareholder loans	289,327	210,254
Total Current Liabilities	545,087	484,805
Long Term Liabilities
Settlement payable	1,687,500	1,719,000
Total Liabilities	2,232,587	2,203,805

Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized:
No shares issued	—	—
Common stock, $0.001 par value: 200,000,000 shares
authorized, 3,002,578 (after 50-1 split) and 114,485,553 shares issued and
outstanding at December 31,2012 and June 30, 2012, respectively	3,003	114,485
Additional paid-in capital	9,616,620	9,396,054
Deficit accumulated	(11,447,097)	(11,447,097)
Net loss current year	(225,180)

Total Stockholders' Equity	(2,052,654)	(1,936,558)

Total Liabilities and Stockholder's Equity	$179,933	$267,247

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.
Statement of Operations
(Unaudited)

	For the six months ended December 31, 2012	For the six months ended December 31, 2011	For the three months ended December 31, 2012	For the three months ended December 31, 2011

Revenues	$153,439	$152,115	$55,750	$81,715
Cost of revenues	83,711	59,162	38,620	30,244

Gross profit	69,728	92,953	17,130	51,471

Selling expenses	31,673	36,433	9,391	21,378
General and dministrative expenses	263,235	1,990,985	32,450	1,336,652
Total	294,908	2,027,418	41,841	1,358,030

Operating loss	(225,180)	(1,934,465)	(24,711)	(1,306,559)

Provision for income taxes	—	—	—	—

Net loss	$(225,180)	$(1,934,465)	$(24,711)	$(1,306,559)

Net loss per share-Basic and
Diluted	$(0.09)	$(0.04)	$(0.01)	$(0.02)

Weighted average number of Common
sharesoutstanding, basic and fully diluted	2,576,782	53,897,083	2,809,128	62,262,114

See accompanying notes to Financial Statements

Healthient, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

	Common Shares		Additional		Accumulated
		Par Value	Paid-In	Deficit	Equity
	Shares	$0.001	Capital	accumulated	(Deficit)
Balance June 30, 2011	52,425,681	$52,425	$3,289,699	$(3,448,933)	$(106,809)
Common stock cancelled 11/11/11 originally issued April 30, 2009	(7,806,000)	(7,806)	7,806		-
Common stock issued for cash	3,840,090	3,840	405,399		409,239
Common stock issued for subsciption payable	60,000	60	29,940		30,000
Common stock issued for debt	3,665,368	3,666	179,602		183,268
Common stock issued for services	61,250,414	61,250	5,387,158		5,448,408
Common stock ussed for license	50,000	50	7,450		7,500
Common stock issued for Directors' fees 1,000,000		1,000	89,000		90,000
Net loss				(7,998,164)	(7,998,164)
Balance June 30, 2012	114,485,553	$114,485	$9,396,054	$(11,447,097)	$(1,936,558)
Common stock cancelled (for services)	(492,143)	(492)	(53,644)		(54,136)
Common stock issued for services	5,230,000	5,230	99,370		104,600
Common stock issued for account payable	500,000	500	9,600		10,100
Balance September 30, 2012	119,723,410	119,723	9,451,380	$(11,447,097)	$(1,875,994)
Fifty for one reverse split Oct. 1, 2012	(117,328,843)	(117,329)	117,329		-
New balance	2,394,578	2,395	9,568,708	(11,447,097)	(1,875,994)
Shares issued for Settlement	350,000	350	31,150		31,500
Shares issued for services	8,000	8	9,512		9,520
Share issued for convertible note	250,000	250	7,250		7,500
Net loss				(225,180)	(225,180)
Balance December 31, 2012	3,002,578	3,003	$9,616,620	(11,672,277)	(2,052,654)

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Cash Flows from Operating Activities	For the Six Months ended December 31, 2012	For the Six Months ended December 31 2011,
Net loss	$(225,180)	$(1,934,465)
Depreciation	1,756	1,632
Amortization of Websites an License	31,416	27,600
Shares issued for services	77,584	889,200
Shares issued for salaries	720,000
Changes in operating assets and liabilities
Decrease (Increase) in inventory	54,736	(160,362)
Decrease (increase) in deposits and prepaid expenses	—	3,398
Increase in accrued payroll	—	4,733
Decrease in sales tax payable	(1,238)	—
Increase in account payable	(15,695)	27,964
Net Cash Used in Operations	(76,621)	(420,300)

Cash Flows from Investing Activities
Website	—	—
Furniture and office equipment	(595)	(1,733)
Net Cash Used in Investing Activities	(595)	(1,733)

Cash Flows from Financing	Activities
Bank overdraft	(1,857)	—
Officers loans advanced (paid dow n)	79,073	(90,253)
Shares issued for cash	—	439,239
Subscribed stock	—	(30,000)
Net Cash Provided by Financing Activities	77,216	318,986

Net decrease in Cash	—	(103,047)
Cash--Beginning of Period	—	110,714
Cash - Ending of Period	$—	$7,667

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$77,584	$889,200
Shares to pay Settlement	$31,000	$—
Shares issued for services Directors' fees payable	$—	$90,000
Shares issued for license to produce drink	$—	$7,500
Shares issued for salaries	$—	$720,000
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements

Healthient, Inc.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended December 31, 2012
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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $205,813 during the six months ended December 31, 2012. Cash used in operations for the six months approximated $154,400. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

There are no warrants outstanding as of December 31, 2012.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the six months ended December 31, 2012 and June 30, 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

The Company started the construction of several Websites, all of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	December	June 30,
	31,2012	2012
Website	$181,008	$181,008
Amortization	113,266	83,100
	$67,742	$97,908
License for drink (amortized over three years	$7,500	$7,500
	2,500	1,250
	$5,000	$6,250
Computers and furniture (depreciated three to
seven years)	$22,165	$21,750
Depreciation	6,948	5,192
	$15,217	$16,378

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016. Our current lease payments are $4,642 per month including operating expense and tax. The lease increases three percent each of the following years. We maintain our executive and administrative offices in this facility. Our rental payments in fiscal 2012 were $75,917. Our rental payments for the six months ended December 31, 2012 were $19,384. Future minimum payments under the office lease are approximately as follows: Year ended June 2013 $39,000; 2014 $54,000; 2015 $55,000; and 2016 $56,000 for a total of $204,000.

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

During the year ended June 30, 2010, the Company sold to investors 2,030,358 Units for cash of $672,500 (on a 3 for 1 post split basis), with each unit containing one share of common stock and one common stock purchase warrant. 1,695,000 Units were sold at $0.33 per Unit with warrants exercisable at $0.33 per share. 292,500 Units were sold at $0.33 per Unit with warrants exercisable at $0.42 per share and 42,858 Units were sold at $0.23 per Unit with warrants exercisable at $0.42 per share.

During the year ended June 30, 2011 the Company sold investors 2,321,285 Units for cash of $594,485.  The Company issued 5,556,712 shares for services for $1,555,357 ($0.28 per share) and 1,534,250 under the 2010 Equity Compensation Plan for $506,302 ($0.33 per share).

During the year ended June 30, 2012 the Company issued 3,840,090 common shares for cash of $409,239 common shares in satisfaction of a stock subscription payable, 3,665,368 common shares for officer debt of $183,268; 61,250,414 common shares for services of $5,448,408; 1,000,000 common shares for director’s fees payable $90,000; and 50,000 common shares for a drink license $7,500.

On October 1, 2012 the Company effected a 50 to 1 reverse split of their common stock.

During the six months ended December 31, 2012, and prior to the reverse split, the Company issued 5,230,000 common shares for services of $104,000; 500,000 common shares to pay an account payable in the amount of $10,100; and the Company cancelled 492,143 common shares that had been previously issued for services in the amount of $54,136.

Subsequent to that the Company issued 350,000 shares in settlement payable at $0.09 ($31,500) and 258,000 shares in payment of services in the amount of $17,520.

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

At December 31, 2012 there were no warrants outstanding. All warrants issued in prior periods expired without being exercised.

Note 5. Officer’s Loans

Officer loans of $289,327 at December 31, 2012 are non interest bearing and due on demand, as were the loans of $210,254 outstanding at June 30, 2012.

Note 6.  Income Taxes

The components of the deferred tax asset are as follows:

	December 31, 2012	June 30, 2011

Deferred tax assets
Net operating loss carry-forward	$1,981,000	$1,900,000
Valuation allowance	(1,981,000)	(1,900,000)

Net deferred tax assets	$-	$-

The Company had available approximately $9,907,000 at December 31, 2012 and $9,682,000 at June 30, 2012 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2030. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at December 31, 2012 and June 30, 2012 respectively:

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

During the six months ended December 31, 2012 the Company issued 350,000 shares of common stock in payment at $0.09 per share ($31,500). The current balance is $1,687,500.

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

To better support brand partners, we will expand our product packaging to provide individual serving sizes for portion control and convenience, as well as larger party or family sizes of our top selling products. Additionally, each year we plan to launch products and/or programs, coupled with our major events, to generate continued excitement among our brand partners. These product launches will generally target specific market segments deemed strategic to us that support our focus on driving daily consumption.

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

Product Overview

Our products are designed to help people achieve and maintain their healthy weight, improve their health and experience life-changing results. Our snacks and beverages appeal to the growing base of consumers seeking differentiated products and desiring a healthier lifestyle.

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

Revenue

Revenues for the six months ended December 31, 2012 were $153,439 as compared to $152,115 for the six months ended December 31, 2011.  The Company first started selling product in July of 2011.

Cost of Revenues

Costs of revenues were $83,711 or 54% of sales, which we expect to improve upon.

Gross Profit

Gross profit $69,728 as a percentage of revenue was 46% for the six months.

Selling Expenses

Selling expenses $31,673 as a percentage of net sales were 21% and we expect that percentage amount to continue for future sales.

General and Administrative Expenses

	GENERAL AND ADMINISTRATIVE
	12/31/2012	12/31/2011

Salaries and wages	$30,097	$749,673
Independent contractors	135,793	559,697
Professional fees	(44,627)	447,569
Technology	45,890	76,033
Travel and entertainment	9,878	60,019
Office expenses	19,834	15,872
Utilities	5,972	10,483
Rent	19,384	31,671
Amortization	31,416	27,600
Depreciation	1,756	1,632
Other	7,842	10,736

	$263,235	$1,990,985

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the six months ended December 31, 2012 decreased to $1,721,750 compared to the same period in 2012.  The decrease was primary due to an issuance of common stock for professional fees and independent contractors of $1,727,750 during the six months ended December 31, 2011. In addition $720,000 was issued for salaries in the six months ended December 31, 2011.

Provision for Income Taxes

None.

Net Loss

Net loss for the six months ended December 31, 2012 was $225,180 as compared to $1,934,465 for the same period in 2011. The decrease was due primarily to the issuance of stock for professional and independent contractor expenses in the first six months of 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the six months ended December 31, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

ITEM 2  - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the six months ended December 31, 2012, subsequent to the reverse split, the Company issued 350,000 shares approved by the court in the settlement of the Siesta Flow lawsuit in the amount of $31,500. The shares of the Company's common stock were issued in reliance upon the exemption provided by Section 3(a)(10) of the Securities Act of 1933.

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

Date: February 14, 2013	HEALTHIENT, INC.

	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer