Form 10-Q
period 2013-03-31
Healthient, Inc.
filed 2013-05-10
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of March 31, 2013, 31,610,078 shares of common stock were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Healthient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2012 included in the 10-K filed October 15, 2012.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2013 and its results of operations and its cash flows for the nine months ended March 31, 2013 and 2012.

Healthient, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current Assets
Cash	$—	$—
Inventory	66,961	135,485
Deposits and prepaid expenses	11,226	11,226
Total Current Assets	78,187	146,711
Property and Equipment
Website costs (net of accummulated amortization)	52,659	97,908
Licensed drink (net of accummulated amortization)	4,375	6,250
Office equipment (net of depreciation)	14,318	16,378
Total Fixed Assets	71,352	120,536

Total Assets	$149,539	$267,247
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$14,102	$12,333
Accounts payable	161,154	167,438
Payroll taxes	1,432	3,280
Sales tax liability	39	1,500
Directors' fees	90,000	90,000
Shareholder loans	329,507	210,254
Total Current Liabilities	596,234	484,805
Long Term Liabilities
Settlement payable	477,000	1,719,000
Total Liabilities	1,073,234	2,203,805
Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized, 31,610,078 (after 50-1 split) and 114,485,553 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	31,610	114,485
Additional paid-in capital	16,653,238	9,396,054
Deficit accumulated	(11,447,097)	(11,447,097)
Net loss current year	(6,161,446)
Total Stockholders' Equity	(923,695)	(1,936,558)
Total Liabilities and Stockholder's Equity	$149,539	$267,247

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.

Statement of Operations

(Unaudited)

	For the nine months ended March 31, 2013	For the nine months ended March 31, 2012	For the three months ended March 31, 2013	For the three months ended March 31, 2012

Revenues	$160,140	$243,925	$6,700	$91,810
Cost of revenues	87,772	170,377	4,061	111,215

Gross profit	72,368	73,548	2,639	(19,405)

Selling expenses	32,114	51,446	441	15,013
General and dministrative expenses	6,201,700	3,115,176	5,938,465	1,124,191
Total	6,233,814	3,166,622	5,938,906	1,139,204

Operating loss	(6,161,446)	(3,093,074)	(5,936,267)	(1,158,609)

Provision for income taxes	—	—	—	—

Net loss	$(6,161,446)	$(3,093,074)	$(5,936,267)	$(1,158,609)

Net loss per share-Basic and Diluted	$(0.75)	$(0.05)	$(0.32)	$(0.02)

Weighted average number of Common
sharesoutstanding, basic and fully diluted	8,212,235	59,713,726	18,765,411	70,056,943

See accompanying notes to Financial Statements

Healthient, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Common Shares		Additional		Accumulated
		Par Value	Paid-In	Deficit	Equity
	Shares	$0.001	Capital	accumulated	(Deficit)
Balance June 30, 2011	52,425,681	$52,425	$3,289,699	$(3,448,933)	$(106,809)
Common stock cancelled 11/11/11 originally issued April 30, 2009	(7,806,000)	(7,806)	7,806		—
Common stock issued for cash	3,840,090	3,840	405,399		409,239
Common stock issued for subsciption payable	60,000	60	29,940		30,000
Common stock issued for debt	3,665,368	3,666	179,602		183,268
Common stock issued for services	61,250,414	61,250	5,387,158		5,448,408
Common stock ussed for license	50,000	50	7,450		7,500
Common stock issued for Directors' fees	1,000,000	1,000	89,000		90,000
Net loss				(7,998,164)	(7,998,164)
Balance June 30, 2012	114,485,553	$114,485	$9,396,054	$(11,447,097)	$(1,936,558)
Common stock cancelled (for services)	(492,143)	(492)	(53,644)		(54,136)
Common stock issued for services	5,230,000	5,230	99,370		104,600
Common stock issued for account payable	500,000	500	9,600		10,100
Balance September 30, 2012	119,723,410	119,723	9,451,380	$(11,447,097)	$(1,875,994)
Fifty for one reverse split Oct. 1, 2012	(117,328,843)	(117,329)	117,329		—
New balance	2,394,578	2,395	9,568,708	(11,447,097)	(1,875,994)
Shares issued for Settlement	13,800,000	13,800	1,228,200		1,242,000
Shares issued for services	15,008,000	15,008	5,844,512		5,859,520
Share issued for convertible note	407,500	407	11,818		12,225
Net loss				(6,161,446)	(6,161,446)
Balance March 31, 2013	31,610,078	31,610	$16,653,238	(17,608,543)	(923,695)

The accompanying notes are an intergral part of these financial statements

Healthient, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months ended March 31, 2013	For the Nine Months ended March 31, 2012
Cash Flows from Operating Activities
Net loss	$(6,161,446)	$(3,093,074)
Depreciation	2,655	2,510
Amortization of Websitesand license	47,124	43,308
Shares issued for services	5,932,309	2,560,950
Changes in operating assets and liabilities
Decrease (Increase) in inventory	68,524	(107,028)
Increase in deposits and prepaid expenses	—	(3,238)
Decrease in advanced sales tax	(1,461)	—
Increase (decrease) in accrued payroll	(1,848)	4,446
Increase (decrease) in account payable	(6,284)	(23,780)
Net Cash Used in Operations	(120,427)	(615,906)

Cash Flows from Investing Activities
Website		—
Furniture and office equipment	(595)	(1,733)
Net Cash Used in Investing Activities	(595)	(1,733)

Cash Flows from Financing Activities
Officers loans advanced	119,253	93,445
Bank overdraft	1,769	4,490
Shares issued for cash		439,239
Shares issued for settlement
Subscribed stock		(30,000)
Net Cash Provided by Financing Activities	121,022	507,174

Net (decrease) increase in Cash	—	(110,465)
Cash--Beginning of Period	—	110,714
Cash - Ending of Period	$—	$249

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$5,932,309	$2,560,950
Shares issued for services Directors' fees payable	$—	$90,000
Shares issued for license to produce drink	$—	$7,500
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements

Healthient, Inc.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended March 31, 2013

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $6,161,446 during the nine months ended March 31, 2013. Cash used in operations for the nine months approximated $195,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

There are no warrants outstanding as of March 31, 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the nine months ended March 31, 2013 and June 30, 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

The Company started the construction of several Websites, all of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	March 31, 2013	June 30, 2012
Website	$181,008	$181,008
Amortization	128,349	83,100
	$52,659	$97,908
License for drink (amortized over three years	$7,500	$7,500
	3,125	1,250
	$4,375	$6,250
Computers and furniture ( depreciated three to seven years	$22,165	$21,750
Depreciation	7,847	5,192
	$14,318	$16,378

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016. Our current lease payments are $4,642 per month including operating expense and tax. The lease increases three percent each of the following years. We maintain our executive and administrative offices in this facility. Our rental payments in fiscal 2012 were $75,917. Our rental payments for the nine months ended March 31, 2013 were $43,196. Future minimum payments under the office lease are approximately as follows: Year ended June 2013 $13,800; 2014 $54,000; 2015 $55,000; and 2016 $56,000 for a total of $178,800.

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

During the nine months ended March 31, 2013, and prior to the reverse split, the Company issued 5,230,000 common shares for services of $104,000; 500,000 common shares to pay an account payable in the amount of $10,100; and the Company cancelled 492,143 common shares that had been previously issued for services in the amount of $54,136.

Subsequent to that the Company issued 13,800,000 shares in settlement payable at $0.09 ($1,242,000), 15,000,000 shares in payment of services at $0.39 ($5,859,520) and 407,500 shares in payment of a note payable in the amount of $12,225.

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

At March 31, 2013 there were no warrants outstanding. All warrants issued in prior periods expired without being exercised.

Note 5. Shareholder Loans

Shareholder loans of $329,507 at March 31, 2013 are non interest bearing and due on demand, as were the loans of $210,254 outstanding at June 30, 2012.

Note 6.  Income Taxes

The components of the deferred tax asset are as follows:

	December 31, 2012	June 30, 2011

Deferred tax assets
Net operating loss carry-forward	$3,168,000	$1,900,000
Valuation allowance	(3,168,000)	(1,900,000)

Net deferred tax assets	$-	$-

The Company had available approximately $15,800,000 at March 31, 2013 and $9,682,000 at June 30, 2012 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2030. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at March 31, 2013 and June 30, 2012 respectively:

St Statutory rate	35%
St State taxes, net of Federal tax benefit	6%

N Net operating loss carry-forward	41%
Ef Federal effective tax rate	0%

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

During the nine months ended March 31, 2013 the Company issued 13,800,000 shares of common stock in payment at $0.09 per share ($1,242,000). The current balance is $477,000..

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

Revenue

Revenues for the nine months ended March 31, 2013 were $160,139 as compared to $243,925 for the nine months ended March 31, 2012.

Cost of Revenues

Costs of revenues were $87,772 or 55% of sales, which we expect to improve upon.

Gross Profit

Gross profit $72,368 as a percentage of revenue was 45% for the nine months.

Selling Expenses

Selling expenses $32,114 as a percentage of net sales were 20% and we expect that percentage amount to continue for future sales.

General and Administrative Expenses

	GENERAL AND ADMINISTRATIVE
	3/31/2013	3/31/2012

Salaries and wages	$37,617	$770,050
Independent contractors	5,994,981	1,517,249
Professional fees	(32,183)	495,961
Technology	51,428	117,375
Travel and entertainment	12,182	67,216
Office expenses	22,775	37,158
Utilities	7,874	14,014
Rent	43,196	46,604
Amortization	47,124	43,308
Depreciation	2,655	2,510
Other	14,051	3,731

	$6,201,700	$3,115,176

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the nine months ended March 31, 2013 increased $3,086,000 compared to the same period in 2012.  The increase was primary due to an issuance of common stock for independent contractors of $5,859,520 during the nine months ended March 31, 2013 as compared to the $1,517,249 of expense for independent contractors in 2012.

Provision for Income Taxes

None.

Net Loss

Net loss for the nine months ended March 31, 2013 was $6,161,446 as compared to $3,093,074 for the same period in 2012. The increase was due primarily to the issuance of stock for independent contractor expenses in the nine months ended March 31, 2013.

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

As the Company completes it first year of operations it will require funds to build and replenish inventory and increase sales.  The Company plans to continue to raise funds through the sales of common stock and to obtain credit from vendors for the purchase of inventory.  The Company had bank overdraft of $14,102 at March 31, 2013. The Company had a negative working capital ratio as follows:

Total current assets	$78,187
Total current liabilities	596,234

Negative working capital	$(418,067)

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the nine months ended March 31, 2013 there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

ITEM 2  - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the nine months ended March 31, 2013, subsequent to the reverse split, the Company issued 13,800,000 shares approved by the court in the settlement of the Siesta Flow lawsuit in the amount of $1,242,000. The shares of the Company's common stock were issued in reliance upon the exemption provided by Section 3(a)(10) of the Securities Act of 1933.

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

Date: May 10, 2013	HEALTHIENT, INC.

	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer