Form 10-K
period 2013-06-30
Healthient, Inc.
filed 2013-09-30
CIK 1137005

10-K 1 healthient_inc.htm
U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒|

The registrant's revenues for its most recent fiscal year were $161,954.

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on September 18, 2013 of $0.07 per share, as reported by the FINRA OTC BB, was approximately $1,124,674. Shares of common stock held by each of the current executive officers and directors and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 41,460,678 as of September 18, 2013. The registrant has no outstanding non-voting common equity.

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

Business Overview

We are in the business of manufacturing, distribution, marketing and sale of healthy and ‘better for you” snack food and beverage products. These products include freeze dried fruit, dehydrated fruit, low fat microwave popcorn, nut and fruit snacks, low sodium pretzels, fruit bars, energy drink mixes and protein shake mixes. Our products are packaged in various single-serve, multi-pack and family-size configurations.

 Product Overview

Our products are designed to help consumers achieve and maintain their healthy weight, improve their health and experience life-changing results. Our snacks and beverages appeal to the growing base of consumers seeking differentiated products and desiring a healthier lifestyle.

Our products may often be sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize cross-selling opportunities. These programs target specific consumer market segments, such as women, men or children, as well as weight-management customers and individuals looking to enhance their overall well being.

Our portfolio includes; Smart Shake Chocolate and Vanilla, our sugar free Whey protein shakes fortified with fiber; CrispyFruit a light and crispy fruit with no added sugar; LoliBars the wholesome whole wheat fruit filled cookie bar; RealFruit chewy, delicious dried fruit with no added sugars; Lite Natural Microwave Popcorn Mini Bags; Multigrain Pretzel Nuggets; LoliCrunch a delicious fruit and nut crunch; and Zing! our healthy Energy Drink Mix.

Product Development

We are committed to providing consumers with delicious healthy snacks and beverage mixes to help them achieve and maintain their healthy weight. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines.

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

The next stage is the development phase in which we finalize the formula, process, manufacturing strategy, product positioning, pricing, labeling and other related matters. The fourth stage is the launch phase in which we prepare promotional and sales materials, complete the supply chain plan and complete other final preparations for launch. After the product is launched, we will closely track sales performance and the lessons learned so we can update and improve the product development process.

 Manufacturing

Our products are manufactured by third parties. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We continually strive to establish excellent relationships with our manufacturers and to obtain improvements in product quality and product delivery. Some of our key input materials such as whey proteins and packaging materials are subject to pricing fluctuations driven by commodities pricing. We are confident that we can offset potential cost increases of these materials with volume increases in our inventory purchases and, when necessary, by raising the prices of our products.

In order to coordinate and manage the manufacturing of our products, we will utilize a demand planning and forecasting process that is directly tied to our production planning and purchasing systems. Using a planning process allows us to balance our inventory levels while minimizing working capital and inventory obsolescence.

Intellectual Property

Trademarks that are important to our business will be protected by registration or other means in the United States and most other markets where the related products are sold.  We do not have any registered trademarks at this time.

Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing innovative, high-quality products that exceed consumer expectations. In addition to developing new products, we may from time to time reformulate and improve existing products based on advances in ingredients and technology.   We have not spent any significant amount of funds on research and development in fiscal 2013.

Distribution

Our products are sold under trade names owned by the Company. Shipping and processing standards for orders placed are either same day or the following business day. Products are distributed in the United States market from our warehouse and distribution center in Florida.

We plan to distribute snack food products throughout the United States using a direct-store-delivery (“DSD”) network of distribution routes, most of which will serviced by IBOs and others that may be company-owned.

Customers

We sell our products to grocery/mass merchandisers, club stores, discount stores, convenience stores, food service establishments and various other retailers including drug stores, schools, military and government facilities and “up and down the street” outlets such as recreational facilities, offices and other independent retailers. Consumers can also purchase our products directly from the Company on snackhealthy.com.

Competition and Industry

Our products are sold in highly competitive markets. Generally, we compete with manufacturers, many of whom have greater revenues and resources than we do. The principal methods of competition are price, service, product quality, product offerings and distribution. The methods of competition and our competitive position vary according to the geographic location, the particular products and the activities of our competitors.

Environmental Matters

Our operations in the United States are subject to various federal, state and local laws and regulations with respect to environmental matters. However, the Company was not a party to any material proceedings arising under these laws or regulations for the periods covered by this Form 10-K. We believe the Company is in compliance with all material environmental regulations affecting our facility and operations and that continued compliance will not have a material impact on our capital expenditures, earnings or competitive position.

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

Item 1A.   Risk Factors

In addition to the other information in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations may be adversely affected by any of these risks. Additional risks and uncertainties, including risks that we do not presently know of or currently deem insignificant, may also impair our business, financial condition or results of operations.

Our performance may be impacted by general economic conditions and an economic downturn.
Recessionary pressures from an overall decline in U.S. economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending in our sales channels and create a shift in consumer preference toward private label products. Shifts in consumer spending could result in increased pressure from competitors or customers to reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenues and profitability. Instability in the financial markets may impact our ability or increase the cost to enter into credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, IBOs, distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.

Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, could adversely impact our financial results. Our financial results could be adversely impacted by changes in the cost or availability of raw materials and packaging.
Continued growth would require us to hire, retain and develop a highly skilled workforce and talented management team. Any unplanned turnover or our failure to develop an adequate succession plan for current positions could erode our competitiveness. In addition, our financial results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

We operate in a highly competitive food industry.
Price competition and industry consolidation could adversely impact our financial results. The sales of most of our products are subject to significant competition primarily through discounting and other price cutting techniques by competitors, many of whom are significantly larger and have greater resources than we do. In addition, there is a continuing consolidation in the snack food industry, which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.
Sales price increases initiated by us may negatively impact our financial results. Future price increases, such as those to offset increased ingredient costs, may reduce our overall sales volume, which could reduce revenues and operating profit. Additionally, if market prices for certain ingredients decline significantly below our contracted prices, customer pressure to reduce prices could lower revenues and operating profit.

Changes in our top customer relationships could impact our revenues and profitability.
We may be exposed to risks resulting from large retailers that could account for a significant portion of our revenue. The loss of one or more large retailers could adversely affect our financial results. These customers typically make purchase decisions based on a combination of price, product quality, product offerings, consumer demand, distribution capabilities and customer service and generally do not enter into long-term contracts. In addition, these significant retailers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. Our results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with customers’ demands is significant. If receivables from one or more of these customers become uncollectible, our financial results may be adversely impacted.

The loss of key personnel could have an adverse effect on our financial results and growth prospects.
There are risks associated with our ability to retain key employees. If certain key employees terminate their employment, it could negatively impact sales, marketing or development activities. Further, management’s attention might be diverted from operations to recruiting suitable replacements and our financial condition, results of operations and growth prospects could be adversely affected. In addition, we may not be able to locate suitable replacements for key employees or offer employment to potential replacements on acceptable terms.

Efforts to execute and accomplish our strategic initiatives could adversely affect our financial results.
If we are unsuccessful due to our execution, unplanned events, ability to manage change or unfavorable market conditions, our financial performance could be adversely affected. If we pursue strategic acquisitions, divestitures, or joint ventures, we may incur significant costs and may not be able to consummate the transactions or obtain financing.

Concerns with the safety and quality of certain food products or ingredients could cause consumers to avoid our products.
We could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of certain products or ingredients. Negative publicity about these concerns, whether or not valid, may discourage consumers from buying our products or cause disruptions in production or distribution of our products and negatively impact our business and financial results.

If our products become adulterated, misbranded or mislabeled, we might need to recall those items and we may experience product liability claims if consumers are injured or become sick. Product recalls or safety concerns could adversely impact our market share and financial results. We may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could have an adverse effect on our operating and financial results. We may also lose customer confidence for our entire brand portfolio.

Disruption of our supply chain or information technology systems could have an adverse impact on our business and financial results.
Our ability to manufacture, distribute and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities or the supply and delivery of key inputs, such as raw materials, finished goods, packaging, labor and energy, could impair our ability to conduct our business. Examples include, but are not limited to, weather, natural disasters, fires, terrorism, pandemics and strikes. Certain warehouses and manufacturing facilities may be located in areas prone to tornadoes, hurricanes and floods. Any business disruption due to natural disasters or catastrophic events in these areas could adversely impact our business and financial results if not adequately mitigated. We also rely on a certain supplier for the manufacturing of one of our core branded products. Although we have secured back-up suppliers in the case of emergency, any damage or disruption to this supplier's manufacturing or distribution capabilities could impair our ability to sell this product.
Also, we increasingly rely on information technology systems to conduct our business. These systems can enhance efficiency and business processes but also present risks of unauthorized access to our networks or data centers. If unauthorized parties gain access to our systems, they could obtain and exploit confidential business, customer, or employee information and harm our competitive position. Further, these information systems may experience damage, failures, interruptions, errors, inefficiencies, attacks or suffer from fires or natural disasters, any of which could have an adverse effect on our business and financial results if not adequately mitigated by our security measures and disaster recovery plans.

Improper use or misuse of social media may have an adverse effect on our business and financial results.
Consumers are moving away from traditional means of electronic mail towards new forms of electronic communication, including social media. We support new ways of sharing data and communicating with customers using methods such as social networking. However, misuse of social networking by individuals, customers, competitors, or employees may result in unfavorable media attention which could negatively affect our business. Further, our competitors are increasingly using social media networks to market and advertise products. If we are unable to compete in this environment it could adversely affect our financial results.

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our products effectively. We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on the ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, or negative publicity resulting from regulatory action or litigation against companies in the snack food industry. Any of these changes may reduce consumers’ willingness to purchase our products and negatively impact our financial results.

Our continued success also is dependent on product innovation, including maintaining a robust pipeline of new products, and the effectiveness of advertising campaigns, marketing programs and product packaging. Although we devote significant resources to meet this goal, there can be no assurance as to the continued ability to develop and launch successful new products or variants of existing products, or to effectively execute advertising campaigns and marketing programs. In addition, both the launch and ongoing success of new products and advertising campaigns are inherently uncertain, especially as to their appeal to consumers. Further, failure to successfully launch new products could decrease demand for existing products by negatively affecting consumer perception of existing brands, as well as result in inventory write-offs, trademark impairments and other costs, all of which could negatively impact our financial results.

Our distribution network relies on a significant number of IBOs, and such reliance could affect our ability to efficiently and profitably distribute and market products, maintain existing markets and expand business into other geographic markets. Our business relies on IBOs for the sale and distribution of our products.  Our ability to recruit and maintain a network of IBOs and distributors depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by other competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by IBOs and retailers. There can be no assurance that we will be able to mitigate the risks related to all or any of these factors in any of the current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on the relationships with IBOs in a particular geographic area and, thus, limit our ability to maintain and expand the sales market, revenues and financial results may be adversely impacted.

Identifying new IBOs or distributors can be time-consuming and any resulting delay may be disruptive and costly to the business. There also is no assurance that we will be able to maintain distribution relationships or establish and maintain successful relationships with IBOs in new geographic distribution areas. There is the possibility that we will have to incur significant expenses to attract and maintain IBOs in one or more geographic distribution areas in order to profitably expand geographic markets. The occurrence of any of these factors could result in a significant decrease in sales volume of our branded products and the products which we distribute for others and harm our business and financial results.

Continued success depends on the protection of our trademarks and other proprietary intellectual property rights.
We will maintain trademarks and other intellectual property rights, which are important to our success and competitive position, and the loss of or our inability to enforce trademark and other proprietary intellectual property rights could harm our business. We will devote substantial resources to the establishment and protection of our trademarks and other proprietary intellectual property rights on a worldwide basis. Efforts to establish and protect trademarks and other proprietary intellectual property rights may not be adequate to prevent imitation of products by others or to prevent others from seeking to block sales of our products. In addition, the laws and enforcement mechanisms of some foreign countries may not allow for the protection of proprietary rights to the same extent as in the United States and other countries.

Impairment in the carrying value of goodwill or other intangible assets could have an adverse impact on our financial results.
The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. Significant and unanticipated changes could require a non-cash charge for impairment in a future period which may significantly affect our financial results in the period of such charge.

New regulations or legislation could adversely affect our business and financial results.
Food production and marketing are highly regulated by a variety of federal, state and other governmental agencies. New or increased government regulation of the food industry, including but not limited to areas related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling, school lunch guidelines, promotions, marketing and advertising (particularly such communications that are directed toward children), product recalls, records, storage and distribution could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution. These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.

A significant portion of our outstanding shares of common stock is controlled by a few individuals, and their interests may conflict with those of other stockholders. The founders, William M. Alverson and his wife, Katherine T. Alverson, beneficially owned a majority of the outstanding common stock of the Company. Mr. and Mrs. Alverson serve as directors of the Company, with Mrs. Alverson serving as President and Mr. Alverson serving as the Chairman of the Board. As a result, the Alverson may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company. In addition, the Alversons may have actual or potential interests that diverge from the interests of the other stockholders of the Company. Sales by the Alversons of their shares into the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline.

Item 1B.   Unresolved Staff Comments

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Our facility in Jupiter, Florida is 4,500 feet of office workspace for computers, printers and office equipment with an adjacent area for packaging, shipping and storage.  The current facility lease runs from July 1, 2011 through June 30, 2016 with an option for a five year extension. Our lease payments are $4,226 per month including operating expense and tax during the first year and subject to a three percent increase after each of the following four years.  We maintain our executive and administrative offices in this facility.  Our rental payments in fiscal 2013 were $49,542. Our rental payments in fiscal 2012 were $75,917.  Future minimum payments under the office lease are approximately as follows:  year ended June, 2014, $54,000; 2015, $55,000; 2016, $56,000; for a total of $161,000.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available after 2016. We have no assurance that future terms would be as favorable as our current terms.

The Company has not invested in any real property at this time, nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

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

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its Preseident and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages.  The Company considers the lawsuit without any merit and will defend it vigorously.  On September 18, 2013, the plaintiff filed a motion to compel early mediation.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

Our common stock trades on FINRA's over-the-counter market, the Bulletin Board under the symbol "SNAX ". Our common stock has been trading under that symbol since the reverse merger with Time Associates, Inc. on October 5, 2010.  As of June 30, 2013 there were 183 holders of our common stock and the closing price of our common stock as of was $0.07 per share.  As of August 11, 2010, we effected a reverse stock split of 1-to-70 of our common stock.  As of October 1, 2012, we effected a reverse stock split of 1-to-50 of our common stock.  All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of said reverse stock splits.

	SHARE BID PRICE
Fiscal 2012	High	Low
Fourth quarter (6/30/12)	$0.15	$0.03
Third quarter (3/31/12)	$0.20	$0.07
Second quarter (12/31/11)	$0.38	$0.07
First quarter (9/30/11)	$0.34	$0.07
Fiscal 2013	High	Low
Fourth quarter (6/30/13)	$0.08	$0.05
Third quarter (3/31/13)	$0.32	$0.32
Second quarter (12/31/12)	$0.42	$0.42
First quarter (9/30/12)	$1.00	$1.00

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

On October 1, 2012 the Company effected a 50 to 1 reverse split of its common stock.

 In fiscal year ended June 30, 2013, the Company issued certain number of shares as set forth below pursuant to the order of the Circuit Court of the Twelfth Judicial Circuit, Florida, in the settlement of the lawsuit against the Company by Siesta Flow, LLC.,  in the amount of $95,195.99 in exchange for the issuance of a total of 19,100,000 shares of common stock (the "Settlement Shares") to a purchaser of the judgement claim, subject to certain limitations.  In the quarter ended December 31, 2012, the Company issued 350,000 shares of common stock; in the quarter ended March 31, 2013, the Company issued 13,450,000 shares of common stock, and in the quarter ended June 30, 2013, the Company issued 584,000 shares of common stock of the Settlement Shares (see also Note 7 to the Company's Financial Statements).  The shares of the Company's common stock were issued in reliance upon the exemption provided by Section 3(a)(10) of the Securities Act of 1933.

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

Overview

As a development stage, snack food company, we have been primarily engaged in developing our infrastructure and a product portfolio of snacks and beverage mixes designed to help people achieve and maintain their healthy weight.  We commenced sales of two products from our product lines in the third quarter of fiscal year 2011 and had net revenue of $314,980 for the fiscal year ended June 30, 2012.

During 2013, we began to implement our strategic plan, which provides for future growth of our existing core brands through a new expanded distribution method, innovation and advertising. Our primary focus was on decreasing general and administrative costs associated with network marketing and improving sales and profit margins through pricing strategies and enhanced packaging and product configuration. To accomplish this we began the process of winding down the network marketing sales in order to better position the Company to serve retailers and ultimately, the end consumer. We completed this project in the last quarter of fiscal 2013 and the Company is now prepared to focus on mass retail distribution.

Our products are grouped in two principal categories: weight management and energy, sports & fitness, along with premium marketing websites and promotional items. Our products are often sold in packages that are comprised of a variety of related products designed to simplify healthy snacking and weight management for consumers and to maximize cross-selling opportunities for us.

Industry wide factors that affect us include the increasing prevalence of obesity in adults and children, which are driving the demand for healthier snacking alternatives.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,175,829 during the year ended June 30, 2013. Cash used in operations for the year approximated $157,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

There are no warrants outstanding as of June 30, 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the year ended June 30, 2013 and June 30, 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

“Selling fees” are our most significant expense and consist of:

●	commissions, overrides and production bonuses which total approximately 20.03% of our net revenue.

●	other discretionary incentive cash bonuses.

 Our “operating margins” consist of net sales, less cost of sales and selling fees.

“General and administrative expenses” represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communication costs, bank fees, depreciation and amortization and other miscellaneous operating expenses.

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

Net Sales

Net sales are directly associated with the efforts of our brand partner force, retailing of our products, the quality and completeness of our product offerings that we offer to consumers and retail stores.

Management’s role is to provide brand partners with a competitive and relevant product line, encourage strong teamwork and leadership among brand partners and offer leading edge business tools to make doing business with SnackHealthy simple and fun.

We believe that the correct business foundation, coupled with promotional initiatives, is required for the retention of retail customers and the in store retailing of our products. This correct business foundation includes strong management, a broad product line that appeals to consumer needs, a favorable regulatory environment, and a scalable and stable technology platform.

We anticipate that our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets.

RESULTS OF OPERATIONS

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend on numerous factors, including our ability to open new markets, further penetrate existing markets, introduce new products and programs that will help increase our retail efforts and develop niche markets.

Revenue

As anticipated, total revenue decreased compared to 2012 primarily due to winding down the network marketing distribution in the last half of the year. Revenues for the year ended June 30, 2013 were $161,954 as compared to $314,980 for the year ended June 30, 2012.

Cost of Revenues

Costs of revenues were $105,672 largely due to a write down in inventory.

Gross Profit

Gross profit for fiscal year ending 2013 was $56,282.

Selling Expenses

Selling expenses were $19,952.

General and Administrative Expenses

	GENERAL AND ADMINSTRATIVE
	6/30/25013	6/30/2012
Salaries and w ages	$46,883	$792,738
Independent contractors	149,987	4,479,526
Professional fees	356,164	576,718
Technology	55,205	175,538
Travel and entertainment	12,181	86,281
Office expenses	21,455	59,435
Utilities	8,240	16,507
Rent	54,384	75,917
Amoritization	62,832	59,118
Depreciation	3,250	3,388
Other	104,054	11,095

	$874,635	$6,336,261

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the year ended June 30, 2013 were $874,635, which represented a decrease of $5,461,626 compared to the same period in 2012.  The decrease was primary due to an issuance of common stock for independent contractors of $4,479,526 during the year ended June 30, 2012 as compared to the $149,987 of expense for independent contractors in 2013. Salaries and wages also decreased year over year because $720,000 of shares were issued for wages for the year ended June 30, 2012.

Travel and entertainment decreased from $86,281 to $12,181 as a direct result of winding down the network marketing distribution system.

Settlement Loss

During the year ended June 30, 2012 the Company settled a lawsuit by agreeing to issue 19,100,000 shares of common stock. During the year the Company issued 9,124,000 shares at the market price valued at $7,562,500 (see Financial Statements).

Provision for Income Taxes

None.

Net Loss

Net loss for the year ended June 30, 2013 was $6,637,805 (including settlement expenses of $5,799,500) as compared to $7,998,164 (included settlement expenses of $1,719,000) for the same period in 2012. The decrease was due primarily to the issuance of stock for independent contractor and wage expenses in the year ended June 30, 2012.

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

The Company anticipates it will need to raise additional funds during the next twelve months in order to sustain the growth of our business

As the Company completes it second year of operations it will require funds to build and replenish inventory and increase sales.  The Company plans to continue to raise funds through the sales of common stock and to obtain credit from vendors for the purchase of inventory.   The Company had a negative working capital ratio as follows:

Total current assets	$64,005
Total current liabilities	670,883

Negative working capital	$(606,878)

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

Off-Balance Sheet Arrangements

At June 30, 2013 and June 30, 2012, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Healthient, Inc.

Jupiter, Florida

I have audited the accompanying consolidated balance sheets of Healthient, Inc.(a development stage company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthient, Inc. as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
September 26, 2013	RONALD R. CHADWICK, P.C.

Healthient, Inc.

Consolidated Balance Sheets

	June	June
	30, 2013	30, 2012

ASSETS
Current Assets
Cash	$1,815	$—
Inventory	50,964	135,485
Deposits and prepaid expenses	11,226	11,226
Total Current Assets	64,005	146,711
Property and Equipment
Website costs (net of accummulated amortization)	37,576	97,908
Licensed drink (net of accummulated amortization)	3,750	6,250
Office equipment (net of depreciation)	13,723	16,378
Total Fixed Assets	55,049	120,536
Total Assets	$119,054	$267,247
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$—	$12,333
Accounts payable	105,019	167,438
Payroll taxes	3,565	3,280
Sales tax liability	39	1,500
Directors' fees	180,000	90,000
Shareholder loans	382,260	210,254
Total Current Liabilities	670,883	484,805
Long Term Liabilities
Settlement payable	—	1,719,000
Total Liabilities	670,883	2,203,805
Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized:
No shares issued	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized, 17,460,678 and 2,289,721 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively	17,460	2,290
Additional paid-in capital	17,515,613	9,508,249
Deficit accumulated	(11,447,097)	(11,447,097)
Net loss current year	(6,637,805)	—
Total Stockholders' Equity	(551,829)	(1,936,558)
Total Liabilities and Stockholder's Equity	$119,054	$267,247

The accompanying notes are an intergral part of these financial statements.

Healthient, Inc.

Statement of Operations

	For the year	For the year
	ended June	ended June
	30, 2013	30, 2012
Revenues	$161,954	$314,980
Cost of revenues	105,672	181,158
Gross profit	56,282	133,822
Selling expenses	19,952	76,732
General and administrative expenses	874,635	6,336,254
Total	894,587	6,412,986
Operating loss	(838,305)	(6,279,164)
Other income (expense)
Settlement loss	(5,799,500)	(1,719,000)
Provision for income taxes	—	—
Net loss	$(6,637,805)	$(7,998,164)
Net loss per share-Basic and
Diluted	$(1.22)	$(6.24)
Weighted average number of Common shares outstanding, basic and fully diluted	5,419,916	1,282,394

See accompanying notes to Financial Statements.

Healthient, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	ended June	ended June
	30, 2013	30, 2012
Cash Flows from Operating Activities
Net loss	$(6,637,805)	$(7,998,164)
Depreciation	3,250	3,388
Amortization of Websites and license	62,832	59,118
Shares issued for services	447,809	5,448,408
Shares issued for settlement	5,843,500	—
Changes in operating assets and liabilities
Decrease (Increase) in inventory	84,521	(107,273)
Increase in Directors' fees	90,000	90,000
Increase in deposits and prepaid expenses	—	2,869
Settlement payable	—	1,719,000
Decrease in advanced sales tax	(1,461)	1,500
Increase (decrease) in accrued payroll taxes	285	(1,162)
Increase (decrease) in account payable	(50,193)	50,420
Net Cash Used in Operations	(157,262)	(731,896)
Cash Flows from Investing Activities
Furniture and office equipment	(595)	(1,733)
Net Cash Used in Investing Activities	(595)	(1,733)
Cash Flows from Financing Activities
Officers loans advanced	172,005	201,343
Bank overdraft	—	12,333
Shares issued for cash		409,239
Net Cash Provided by Financing Activities	172,005	622,915
Net (decrease) increase in Cash	14,148	(110,714)
Cash--Beginning of Period	(12,333)	110,714
Cash - Ending of Period	$1,815	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$447,809	$5,448,408
Shares issued for officer and other loans and accounts payable	$12,225	$183,268
Shares issued for settlement of law suit	$7,562,500	$—
Shares issued for services Directors' fees payable	$—	$90,000
Shares issued for license to produce drink	$—	$7,500
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements

Healthient, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Shares
	Shares	Par Value $0.001	Additional Paid-In Capital	Deficit accumulated	Accumulated Equity (Deficit)
Balance June 30, 2011	1,048,524	$1,049	$3,341,075	$(3,448,933)	$(106,809)
Common stock cancelled 11/11/11 originally issued April 30, 2009	(156,120)	(156)	156		—
Common stock issued for cash	76,802	77	409,162		409,239
Common stock issued for subsciption payable	1,200	1	29,999		30,000
Common stock issued for debt	73,307	73	183,195		183,268
Common stock issued for services	1,225,008	1,225	5,447,183		5,448,408
Common stock ussed for license	1,000	1	7,499		7,500
Common stock issued for Directors' fees	20,000	20	89,980		90,000
Net loss				(7,998,164)	(7,998,164)
Balance June 30, 2012	2,289,721	2,290	9,508,249	(11,447,097)	(1,936,558)
Common stock cancelled (for services)	(9,843)	(10)	(54,126)		(54,136)
Common stock issued for services	389,200	389	166,331		166,720
Shares issued for Settlement	14,384,000	14,384	7,548,116		7,562,500
Share issued for convertible note	407,500	407	347,043		347,450
Fractional shares - stock split	100				—
Net loss				(6,637,805)	(6,637,805)
Balance June 30, 2013	17,460,678	17,460	17,515,613	(18,084,902)	$(551,829)

The Company did a reverse split of stock of 50 for 1 on October 1, 2012 that has been retroactively reflected at June 30, 2013.

Healthient, Inc.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended June 30, 2013 and 2012

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

Healthient, Inc., and its wholly owned subsidiary, SnackHealthy, Inc., develop and market snacks and beverages with the objective of making healthy eating a fun experience for the entire family. The Company’s goal is to develop a portfolio of products and successfully position them as convenient, healthy solutions across several snacking occasions daily. The Company sold snacks through a network marketing distribution model until the third quarter of the year ended June 30, 2013 when it started marketing direct to retail stores and markets.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $6,637,805 during the year ended June 30, 2013. Cash used in operations for the year approximated $157,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

There are no warrants outstanding as of June 30, 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the year ended June 30, 2013 and June 30, 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

The Company started the construction of several Websites, all of which have been completed and are being amortized over three years.

Property and equipment was as follows:

	June 30,	June 30,
	2013	2012
Website	$181,008	$181,008
Amortization	143,432	83,100
	$37,576	$97,908
License for drink (amortized over three years	$7,500	$7,500
	3,750	1,250
	$3,750	$6,250
Computers and furniture (depreciated three to seven years	$22,165	$21,750
Depreciation	8,442	5,192
	$13,723	$16,378

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016. Our current lease payments are $4,642 per month including operating expense and tax. The lease increases three percent each of the following years. We maintain our executive and administrative offices in this facility. Our rental payments in fiscal 2012 were $75,917. Our rental payments for the year ended June 30, 2013 were $54,383. Future minimum payments under the office lease are approximately as follows: Year ended June 2014 $54,000; 2015 $55,000; and 2016 $56,000 for a total of $165,000.

Note 4 . Stockholders’ Deficit

The Company has authorized 200,000,000 shares of common stock with a par value of $.001 and 25,000,000 shares of preferred stock with a par value of $.001. The Company effected a 3 for 1 share exchange as part of its reverse acquisition in October 2010. All share amounts in the financial statements and footnotes reflect this action.

The Company authorized the issuance of 816,480 shares of common stock to the founders at the fair value of $13,480.  The fair value of the shares of $13,480 was recorded as an expense.

During the year ended June 30, 2010, the Company sold to investors 40,607 Units for cash of $672,500 with each unit containing one share of common stock and one common stock purchase warrant. 33,900 Units were sold at $17 per Unit with warrants exercisable at $17 per share. 5,850 Units were sold at $17 per Unit with warrants exercisable at $21 per share and 857 Units were sold at $12 per Unit with warrants exercisable at $21 per share.

During the year ended June 30, 2011 the Company sold investors 46,426 Units for cash of $594,485.  The Company issued 111,134 shares for services for $1,555,357 ($14 per share) and 30,685 under the 2010 Equity Compensation Plan for $506,302 ($17 per share).

During the year ended June 30, 2012 the Company issued 76,802 common shares for cash of $409,239 common shares in satisfaction of a stock subscription payable, 73,307 common shares for officer debt of $183,268; 1,225,008 common shares for services of $5,448,408; 20,000 common shares for director’s fees payable $90,000; and 1,000 common shares for a drink license $7,500.

On October 1, 2012 the Company effected a 50 to 1 reverse split of their common stock that has been reflected in the Stockholders’ Deficit.

During the year ended June 30, 2013 the Company issued 389,200 common shares for services of $166,200; cancelled 9,843 common shares that had been previously issued for services in the amount of $54,136; issued 14,384,000 shares in settlement of a lawsuit ($7,562,500) with $1,719,000 paying off a settlement payable and $5,843,000 recorded as additional expense, netted to $5,799,000 by forgiven amounts of $44,000; 407,500 shares in payment of a note payable $347,450, with $12,225 paying off the note and $335,225 recorded as extra expense. The Company used market price as fair market value.

On October 1, 2012 the Company effected a 50 to 1 reverse split of their common stock that has been reflected in the Stockholders’ Deficit.

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

At June 30, 2013 there were no warrants outstanding. All warrants issued in prior periods expired without being exercised.

Note 5. Shareholder Loans

Shareholder loans of $382,260 at June 30, 2013 are non interest bearing and due on demand, as were the loans of $210,254 outstanding at June 30, 2012.

Note 6.  Income Taxes

The components of the deferred tax asset are as follows:

	June 30, 2013	June 30, 2011

Deferred tax assets
Net operating loss carry-forward	$3,263,000	$1,900,000
Valuation allowance	(3,263,000)	(1,900,000)

Net deferred tax assets	$-	$-

The Company had available approximately $16,319,000 at June 30, 2013 and $9,682,000 at June 30, 2012 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at June 30, 2013 and June 30, 2012 respectively:

St Statutory rate	35%
St State taxes, net of Federal tax benefit	6%

N Net operating loss carry-forward	41%
E Federal effective tax rate	0%

Note 7. Other Matters

 In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of 92,000 plus costs. In April, 2012, the court has issued final summary judgment against the Company in the total amount of $95,500.  On April 27, 2012, the court issued an order to approve a settlement of the judgment issued against the Company.  According to the terms of the approved settlement, a third party and a non-party to the legal action against the Company, agreed to purchase the claim of Siesta Flow LLC. in the amount of $75,000 and additional claims against the Company from other parties, for a total amount of $95,500 in exchange for the issuance of 19,100,000 shares of common stock by the Company, subject to certain limitations on the issuance of such shares set forth in settlement. The Company has recorded the settlement agreement at the market price of the stock on the date of issuance.

During the year ended June 30, 2013 the Company issued 14,384,000 shares of common stock in payment ($7,562.500). At June 30, 2013 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement.

Note 8. Related Party Transactions

During the year ended June 30, 2012 the Company issued 180,000 shares of common stock valued at $1,260,000, 659,764 shares of common stock valued at $1,649,410 and issued 10,000 shares of common stock  to pay 2011 Directors fees of $45,000 to the Chairman of the Board plus $30,000 in fair value. A Director of the Company converted loans made to the company totaling $183,268 to 73,307 shares of the Company’s common stock during the year.

During the year ended June 30, 2013 the Company accrued $90,000 for the fees of two Directors.

Directors of the Company had loan balances due of $382,260 and $210,254 at fiscal year end June 30, 2013 and 2012 from loaned to the Company for working capital advances.  The loan is non interest bearing and due upon demand.

Included in accounts payable at June 30, 2013 is approximately $7,700 owed to an officer for compensation.

Note 9. Subsequent Events

As of September, 2013 a Director of the Company converted a portion of a loan made to the Company totaling $120,000 to a total of 24,000,000 shares of common stock, out of which 1,333,333 common shares were accounted as a conversion of the loan at a price of $0.09 per share and the remaining 22,666,667 shares of common stock valued at $2,040,000 was recorded as income to the Director in connection with the conversion of the loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2013, based on these criteria.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

On September 12, 2013, the Company's Board of Directors and its Majority Shareholders approved an amendment to its 2010 Equity Compensation Plan (the "Plan") providing for the issuance of an additional two million (2,000,000) shares of common stock and ratifying previous amendments of the Plan.  The action was approved by the written consent of 24,892,164 shares (60.04%).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name	Age	Position	Since
Katherine West	43	Chief Executive Officer,	10/5/2010
		President and Director
William Alverson	48	Director	10/5/2010
William Lindberg	81	Chief Financial Officer	10/5/2010

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

William M. Alverson – Director

William Alverson serves as the Director of the Company (in his capacity as the Chairman of the Board of Directors) and senior executive of Healthient and SnackHealthy. He started his career in the financial industry in 1989 where he worked as a financial advisor at American Express. In 1993, Mr. Alverson founded Newport Beach, California based investment bank, WMA & Associates. Mr. Alverson served as Chairman and CEO providing first round financings and advisory services to both private and public companies. Major investments included Travelmax, Inc., Admore Memory, Freerealtime.com, Genius Products and Travelstar.  In 1995, as the largest investor and shareholder of Travelmax, he assumed the role of CEO. Under Mr. Alverson’s watch, the company grew from seven employees to 220 employees in less than one year, supporting over 44,000 agents nationwide. In 1997, Mr. Alverson was involved in an off-road racing accident in Mexico that left him temporarily paralyzed with a broken back. As a result of the injury and one-year rehabilitation, Mr. Alverson stepped down as CEO moving away from the day-to-day management of the company and sold off the majority interest in his holdings. In 1998, he returned to work resuming his role as CEO of WMA & Associates. Over the next several years, Mr. Alverson, and his team of investment bankers began investing in start-ups. WMA provided early stage financing and led the public offerings of Baby Genius and FreeRealTime.com.  In 2004, Mr. Alverson led Travelstar, Inc.’s growth from start up to $80,000,000 in annual sales in 4 years.  In late 2008, the Company was forced to close its doors after losing its contract with its major supplier and could not recover in the world economic crisis and financial market meltdown of that period. In connection with his tenure as a director and executive officer, Mr. Alverson was named in the involuntary bankruptcy proceeding filed in 2008. In September, 2011, the trustee filed for the dismissal of the case against Mr. Alverson.  Mr. Alverson lives in Jupiter, Florida. He is married and has four children with his wife of 15 years, Kathy.  He currently serves on the boards of Jupiter Ventures, Healthient, Inc., SnackHealthy, Inc. and The Healthient Foundation.

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

Summary Compensation Table for 2013 and 2012 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(3)	Option Awards ($)	All Other Compensation ($(2))	Total ($)
Katherine West President and CEO (1)	2013	_	_	_	_	_	_
	2012	-	_	-	_	_	-
William Alverson Chairman of the Board of Directors (2)(3)	2013	9	_	-	_	10	9
	2012	7,359	_	1,260,000	_	1,649,410	2,916,769
William Lindberg Chief Financial Officer	2013	6,000	_	10,300	_	_	16,300
	2012	8,123	_	7,090_	_	_	15,213
_________________________

(1)	Mr. Alverson has been issued 9,000,000 shares of common stock of the Company at the price per share of $0.08 per share pursuant to the Company's Equity Compensation Plan of 2010 as amended.

(2)	Mr. Alverson has been issued 32,988,211 shares of common stock of the Company for the conversion of a loan made to the Company. See "Related Party Transactions".
(3)	Mr. Lindberg has been issued 70,000 shares of common stock of the Company at the price per share of $0.10 per share pursuant to the Company’s Equity Compensation Plan of 2010, as amended.

Outstanding Equity Awards

The table below shows all outstanding equity awards held by our Named Executive Officers at the end of the fiscal year ended June 30, 2013.

Outstanding Equity Awards at 2013 Fiscal Year End

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Grant Date	Option Exercise Price ($)	Option Expiration Date
Katherine West	_	_	_	_	_
William Alverson	_	_	_	_	_
William Lindberg	_	_	_	_	_

COMPENSATION OF DIRECTORS

The table below summarizes the compensation earned by directors for services during the fiscal year ended June 30, 2013. Please also see Item 13 Certain Relationships and Related Transactions and Note 8 to the Financial Statements.

Director Compensation

For Fiscal Year Ended June 30, 2013

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

EQUITY COMPENSATION PLAN INFORMATION

In fiscal year 2011, the Company adopted its 2010 Equity Compensation Plan (the "Plan") which was registered on the registration statement on Form S-8. The Company registered 8,500,000 shares of its common stock.  The Plan was amended in January 2012, and the Company registered an additional 12,000,000 shares of its common stock.  Pursuant to the Plan, the Company issued a total of 6,762,143 shares of its common stock to employees, as that term is defined under the Plan. As of June 30, 2013, there were no shares of common stock remaining for issuance under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our current directors; (iii) each of our executive officers set forth in the Summary Compensation Table; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the address for each person is 15132 Park of Commerce Blvd., Jupiter, FL 33478.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock underlying options or warrants held by such person that are exercisable within 60 calendar days of August 31, 2013 but excludes shares of common stock underlying options or warrants held by any other person.  Percentage of beneficial ownership is based on 41,460,678 shares of common stock issued and outstanding as of September 18, 2013.

	Beneficial Ownership	Percentage
	of Common Stock (1)	of Ownership
Katherine West Director, CEO and President	152,114	0.37%

William Alverson Director	24,740,050 (2)	59.67%

William Lindberg	8,000	0.04%
Chief Financial Officer
All current executive officers and directors as a group (3 persons)	24,900,164	60.08%

*	Less than 1%

(1) Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after August 31, 2013 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2) Mr. Alverson holds 15,006,651 of his shares of common stock in Northeast Capital Group, LLC.; 9,639,072 of his shares of common stock in Panacea Holdings, Inc., and3,327 of his shares of common stock in MPB & Associates. Inc., the companies he owns and controls.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2013 the Company accrued $90,000 for the fees of two Directors.  See Executive Compensation.

Directors of the Company had loan balances of $382,260 and $210,254 at fiscal year June 30, 2013 and 2012, respectively, due to them from the Company. The proceeds of such loan from the directors to the Company were used for working capital advances.   The loan is non interest bearing and due upon demand.  See Notes 5 and 8 to the Financial Statements.

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

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2013, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by:

Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014

for the year ended June 30, 2013

2013
Audit Fees: (1)	$11,500
Audit-Related Fees: (2)	4,500
Tax Fees: (3)	--
All Other Fees: (4)	--
Total	$16,000

(1) Audit Fees: Fees for professional services performed by Ronald R. Chadwick, P.C. for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8 for the year ended June 30, 2013

(2) Audit-Related Fees: Fees for the review of 10-Q’s for the first, second and third quarters for the year ended June 30, 2013.

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

Date: September , 2013	HEALTHIENT, INC.

	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Katherine West	President and Director	September , 2013
Katherine West	(PRINCIPAL EXECUTIVE OFFICER)

/s/ William Lindberg William Lindberg	Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)	September , 2013

/s/ William Alverson	Director	September , 2013
William Alverson