Form 10-K/A
period 2013-06-30
Healthient, Inc.
filed 2013-10-01
CIK 1137005

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

During the year ended June 30, 2013 the Company issued 14,384,000 shares of common stock in payment ($7,562,500). At June 30, 2013 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement.

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

As of October 1, 2013, the Company had a miscommunication with its principal accountant regarding the inclusion of an original Report of Independent Registered Public Accounting Firm signed by the auditor in the Form 10-K filed on September 30, 2013.  The Company included the report in the filing under the belief that the report had been provided to the Company by the auditor.  The report was included in the Form 10-K as a result of a miscommunication with the auditor and made with no intent of providing an opinion that was not signed or otherwise not provided to the Company.  As of October 1, 2013, the Company has filed an amendment to the Form 10-K for the period ending June 30, 2013 including an original copy of the signed report provided by the auditor.  There were no changes to the financial statements or footnotes in the amended filing.

Based on the Company's detection of the above described failure in communication between the management and its auditors at the time of filing of the Company's financial report, the Company's management is going to conduct a full evaluation of the effectiveness of its internal control and procedures with respect to the above issue and implement such remediation initiatives as may be necessary to prevent it in the future.

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

SIGNATURE	TITLE	DATE

/s/ Katherine West	President and Director	September 16, 2013
Katherine West	(PRINCIPAL EXECUTIVE OFFICER)

/s/ William Lindberg William Lindberg	Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)	September 16, 2013

/s/ William Alverson	Director	September 16, 2013
William Alverson