Form 10-Q
period 2013-09-30
Healthient, Inc.
filed 2013-11-14
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to  ________________

Commission File Number: 333-59114

SNACKHEALTHY,  INC.
 (Exact name of small business issuer as specified in charter)

Nevada	33-0730042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15132 Park of Commerce Blvd., Jupiter, Fl	33478
(Address of principal executive offices)	(Zip Code)

(561) 935-6449
(Issuer's Telephone number, including area code)

_______Healthient, Inc.______________________________________________
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

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of October 31, 2013, 414,606 shares of common stock were outstanding after a 100 to 1 reverse stock split declared effective on October, 28, 2013.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Snackhealthy, Inc., formerly known as Healthient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2013 included in the 10-K amended, filed September 28on October 1, 2013.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2013 and its results of operations and its cash flows for the three months ended September 30, 2013 and 2012.

Snackhealthy, Inc.
Balance Sheets
Unaudited

	September	June
	30, 2013	30, 2013
ASSETS
Current Assets
Cash	$1,815	$1,815
Inventory	50,964	50,964
Deposits and prepaid expenses	11,226	11,226

Total Current Assets	64,005	64,005

Property and Equipment
Website costs (net of accummulated amortization)	22,483	37,576
Licensed drink (net of accummulated amortization)	3,125	3,750
Office equipment ( net of depreciation)	12,975	13,723
Total Fixed Assets	38,583	55,049

Total Assets	$102,588	$119,054

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	110,982	105,019
Payroll taxes	3,565	3,565
Accrued liabilities	29	39
Directors' fees	180,000	180,000
Directors' loans	224,201	382,260
Total Current Liabilities	518,777	670,883

Stockholders' Equity (Deficit)
Preferred stock, $0.001 Par value, 25,000,000 authorized:
No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares
authorized, 41,460,578 issued and outstanding at September 30,
2013 and 17,460,678 at June 30, 2013 respectively	41,460	17,460
Additional paid-in capital	19,731,613	17,515,613
Deficit accumulated	(18,084,902)	(18,084,902)
Net loss current year	(2,104,360)

Total Stockholders' Equity	(416,189)	(551,829)

Total Liabilities and Stockholder's Equity	$102,588	$119,054

The accompanying notes are an intergral part of these financial statements

Snackhealthy, Inc.
Statement of Operations
(Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012

Revenues	$-	$97,689
Cost of revenues	2,188	45,091

Gross profit	(2,188)	52,598

Selling expenses	-	22,282
General and dministrative expenses	2,102,172	230,785
Total	2,102,172	253,067

Operating loss	(2,104,360)	(200,469)
Provision for income taxes	-	-

Net loss	$(2,104,360)	$(200,469)

Net loss per share-Basic and Diluted	$(0.09)	$(0.19)

Weighted average number of Common
sharesoutstanding, basic and fully diluted	24,243,387	1,070,707

See accompanying notes to Financial Statements

Snackhealthy, Inc.
Statement of Stockholders' Equity (Deficit)
(Unaudited)

	Common Shares		Additional		Accumulated
		Par Value	Paid-In	Deficit	Equity
	Shares	$0.001	Capital	accumulated	(Deficit)
Balance June 30, 2012	2,289,721	2,290	9,508,249	(11,447,097)	(1,936,558)
Common stock cancelled (for services)	(9,843)	(10)	(54,126)		(54,136)
Common stock issued for services	389,200	389	166,331		166,720
Shares issued for Settlement	14,384,000	14,384	7,548,116		7,562,500
Share issued for convertible note	407,500	407	347,043		347,450
Net loss				(6,637,805)	(6,637,805)
Balance June 30, 2013	17,460,578	$17,460	$17,515,613	$(18,084,902)	$(551,829)
Common stock issue for shareholder loan	1,333,333	1,333	198,667		200,000
Common stares issued for services	22,666,667	22,667	2,017,333		2,040,000
Net loss				(2,104,360)	$(2,104,360)
Balance September 3, 2013	41,460,578	41,460	19,731,613	(20,189,262)	$(416,189)

The Company did a reverse split of stockof 50 for 1 on October 1, 2012 that has been retroactively reflected at September 30, 2013

The accompanying notes are an integral part of these financial statements

Snackhealthy, Inc.
Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Cash Flows from Operating Activities
Net loss	$(2,104,360)	$(200,469)
Depreciation	748	878
Amortization of Websitesand license	15,718	15,708
Shares issued for services	2,040,000	50,464
Changes in operating assets and liabilities
Decrease (Increase) in inventory	-	27,236
Decrease in accrued liabilities	(10)	(1,238)
Increase (decrease) in accrued payroll taxes	-	250
Increase (decrease) in account payable	5,962	51,431
Net Cash Used in Operations	(41,942)	(55,740)

Cash Flows from Financing Activities
Directors' loans advanced	41,942	58,378
Bank overdraft	-	(2,638)
Net Cash Provided by Financing Activities	41,942	55,740

Net (decrease) increase in Cash	-	-
Cash--Beginning of Period	1,815	-
Cash - Ending of Period	$1,815	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$2,040,000	$50,646
Shares issued for shareholder loans	$200,000	$-
Share issued for an account payable		$10,100
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

Snackhealthy, Inc.

FOOTNOTES TO FINANCIAL STATEMENTS
For the three Months ended September 30, 2013
(Unaudited)

Note 1. Reorganization and Line of Business

On October 5, 2010 Time Associates, a Nevada corporation ("the Company") acquired all of the issued and outstanding common stock of Healthient, Inc., a Nevada corporation organized April 29, 2009 ("Healthient") in exchange for the issuance by the Company of a total of 43,618,356 newly issued restricted shares of common voting stock to the Healthient shareholders pursuant the Agreement and Plan of Reorganization dated as of September 23, 2010. Prior to the issuance of the shares, the Company had 160,078 shares of common stock issued and outstanding. Subsequent to the exchange there were 43,778,434 shares issued and outstanding. The shareholders of Healthient owned 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 Time Associates, Inc. name was changed to Healthient, Inc.

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

On October 4, 2013, the Company changed its name to "Snackhealthy, Inc." and dissolved its wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation.

 Snackhealthy, Inc., develops and markets snacks and beverages with the objective of making healthy eating a fun experience for the entire family. The Company’s goal is to develop a portfolio of products and successfully position them as convenient, healthy solutions across several snacking occasions daily. The Company sells snacks through a network marketing distribution model.

Note 2  Significant Accounting Policies

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

Revenue Recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to the customer. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $xxxxxxxxxx during the three months ended September 30, 2013. Cash used in operations for the three months approximated $xxxxxxx. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

There are no warrants outstanding as of September 30, 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements of changes in accounting pronouncements that impacted the three months ended September 30, 2013 and year end June 30, 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Note 3.  Property and Equipment

The Company started the construction of several websites, all of which have been completed and are being amortized over three years. License for drink is being amortized over three years and computers and furniture are being depreciated over three to seven years.

Property and equipment was as follows:

	September 30, 2013	June 30, 2013
Website	$181,008	$181,008
Amortization	158,525	143,432
Total	$22,483	$37,576
License for drink	$7,500	$7,500
Amortization	4,375	3,750
Total	$3,125	$3,750
Conputers and furniture	$22,165	$22,165
Depreciation	9,190	8,442
Total	$12,975	$13,723

The Company leases its office space. The current facility lease runs from July 1, 2011 through June 30, 2016. Our current lease payments are $4,642 per month including operating expense and tax. The lease increases three percent each of the following years. We maintain our executive and administrative offices in this facility. Our rental payments in fiscal 2012 were $75,917. Our rental payments for the three months ended September 30, 2013 were $12,972. Future minimum payments under the office lease are approximately as follows: Year ended June 2014 $41,000; 2015 $55,000; and 2016 $56,000 for a total of $152,000.

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

During the three months ended September 30, 2013 the company issued 1,333,333 common shares in payment of Director loans ($200,000) and 22,666,667 common shares for Directors compensation ($2,040,000).

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

At September 30, 2013 there were no warrants outstanding. All warrants issued in prior periods expired without being exercised.

Note 5. Directors Loans

Director loans of $224,201 at September 30, 2013 are non interest bearing and due on demand, as were the loans of $382,260 outstanding at June 30, 2013.

Note 6.  Income Taxes

The components of the deferred tax asset are as follows:

	September 30, 2013	June 30, 2013
Deferred tax assets
Net operating loss carry-forward	$3,684,000	$1,900,000
Valuation allowance	(3,684,000)	(1,900,000)

Net deferred tax assets	$-	$-

The Company had available approximately $18,400,000 at September 30, 2013 and $16,319,000 at June 30, 2013 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at September 30, 2013 and June 30, 2013 respectively:

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

 Note 8. Subsequent Events

On October 28, 2013 the  Company effected a 100 to 1 reverse split of its common stock. On October 4, 2013, the Company dissolved its wholly-owned subsidiary SnackHealthy, Inc., and changed its name to "SnackHealthy, Inc."

As of October, 2013 a Director of the Company converted a portion of a loan made to the Company totaling $188,389 to a total of4,709,722 shares of common stock.

As of November, 2013 a Director of the Company was issued 51,224 shares for services valued at $102,448.

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

The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

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

Product Development

We are committed to providing  delicious healthy snacks and beverage mixes to help them increase retailing. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines.

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

Product Return and Buy-Back Policies

Our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with a SnackHealthy product for any reason may return it unopened or any unopened unused portion of it within 30 days of purchase.

Management Information, Internet and Telecommunication Systems

In order to facilitate our growth and support brand partner activities, we plan to continually upgrade our management information, Internet and telecommunication systems. These systems include: (1) Multiple centralized host computer systems managed by Exigo Office in Dallas, Texas. These systems are linked together via a secure wide area network that provides on-line, real-time access to information, transitioning and reporting; (2) 24 hour order fulfillment center located in Salt Lake City, Utah linked in real time to our transitioning systems; (3) Local area networks of personal computers within our markets, serving our regional administrative staffs; (4) A state of the art international e-mail system through which our employees communicate; (5) A standardized Cisco telecommunication system in all of our markets; (6) Internet websites to provide a variety of online services  such as , product information, educational materials and, in select markets including the United States, sales ordering capabilities.

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

Revenue

The Company revised its sales method from individual brand partners to direct  store sales at the end of its fiscal year June 30, 2013.  The Company expects to sell product in the next quarter under its revised sales policy.

Cost of Revenues

The Company did not ship any inventory during the first three months except from its Utah warehouse to Florida $2,188.

Gross Profit

Because of non sales and  there was no gross  loss of $2,188

Selling Expenses

There were no selling expense during the three months..

General and Administrative Expenses

	GENERAL AND ADMINISTRATIVE
	9/30/2013	9/30/2012

Salaries and wages	$8,376	$19,999
Independent contractors	2,500	117,718
Directors' expense	2,040,000
Professional fees	15,435	-
Technology	2,492	38,972
Travel and entertainment	1,903	7,562
Office expenses	1,962	11,577
Utilities	796	3,081
Rent	12,242	14,542
Amortization	15,718	15,708
Depreciation	748	878
Other	-	748
	$2,102,172	$230,785

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the three months ended September 30, 2013 increased  $1,871,387compared to the same period in 2013.  The increase was primary due to an issuance of common stock to Directors of $2,040,000 less the reduction in other expenses due to lesser selling activity.

Provision for Income Taxes

None.

Net Loss

Net loss for the three months ended September 30, 2013 was $2,104,360 as compared to $200,469 for the same period in 2013. The increase was due primarily to the issuance of stock for  Directors’ stock payment.

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

 The Company plans to continue to raise funds through the sales of common stock and to obtain credit from vendors for the purchase of inventory.  The Company has a bank  balance of  $1,815 at September 30, 2013. The Company had a negative working capital ratio as follows:

Total current assets	$64,005
Total current liabilities	518,776

Negative working capital	$(454,771)

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2013  there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of 92,000 plus costs. In April, 2012, the court has issued final summary judgment against the Company in the total amount of $95,500.  On April 27, 2012, the court issued an order to approve a settlement of the judgment issued against the Company.  According to the terms of the approved settlement, a third party and a non-party to the legal action against the Company, agreed to purchase the claim of Siesta Flow LLC. in the amount of $75,000 and additional claims against the Company from other parties, for a total amount of $95,500 in exchange for the issuance of 19,100,000 shares of common stock by the Company, subject to certain limitations on the issuance of such shares set forth in settlement..

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

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our customer relationships and product sales and harm our financial condition and operating results.

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

 Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer  relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

Due to the high level of competition in our industry, we might fail to retain our customers , which would harm our financial condition and operating results.

The business of marketing snack foods and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers,  marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad.

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

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, and our failure  to comply with these constraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

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

 There can be no assurance that we are in compliance with all of these regulations. Our failure  to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business.

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

Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot assure you that our general efforts to increase our market penetration in international markets will be successful. If we are unable to continue to expand into new markets or further penetrate existing markets, our operating results could suffer.

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

Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with our customers if the errors or inadequacies impair our ability to track sales.

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

ITEM 2  - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013 the company issued 1,333,333 common shares in payment of Director loans ($200,000) and 22,666,667 common shares for Directors compensation ($2,040,000). The shares of the Company's common stock were issued in reliance upon the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  -  MINE SAFETY DISCLOSURED

None

ITEM 5  -  OTHER INFORMATION

None

ITEM 6 - EXHIBITS

(a) Exhibits

Exhibit No.	Description

Exhibit 31	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November , 2013	HEALTHIENT, INC.

	By:	/s/ Katherine West
Katherine West
President

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer