Form 10-Q
period 2013-12-31
Healthient, Inc.
filed 2014-02-19
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to  ________________

Commission File Number: 333-59114

SNACKHEALTHY, INC.
 (Exact name of small business issuer as specified in charter)

Nevada	33-0730042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

620 Newport Center Drive Suite 1100 Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

(561) 935-6449
(Issuer's Telephone number, including area code)

Healthient, Inc., 15132 Park of Commerce Blvd. Jupiter, FL 33478
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. As of February 12, 2014, the registrant had outstanding 5,460,214 shares of common stock, $0.001 par value.

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of SnackHealthy, Inc. (the "Company"), formerly known as Healthient, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2013 included in the amended Form 10-K filed on October 1, 2013.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2013 and its results of operations, changes in shareholders’ deficit and cash flows for the three and six months ended December 31, 2013 and 2012.

SnackHealthy, Inc. (formerly Healthient, Inc.) Balance Sheets
	December31, 2013 (unaudited)	June30, 2013 (audited)
ASSETS
Current Assets
Cash	$1,815	$1,815
Inventory	50,964	50,964
Deposits and prepaid expenses	11,226	11,226
Total Current Assets	64,005	64,005

Property and Equipment
Websites (net of amortization)	7,390	37,576
Office equipment (net of depreciation)	12,233	13,723
Total Fixed Assets	19,623	51,299

Other Assets
Drink license (net of amortization)	2,500	3,750

Total Assets	$83,628	$115,304

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$88,501	$105,020
Payroll taxes	3,565	3,564
Sales tax liability	29	39
Directors' fees	-	180,000
Shareholder loans	-	382,260
Total Current Liabilities	92,095	670,883

Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized, (after stock split of 50-1 on 10/01/2012 and stock split of 100-1 on 10/28/2013) there were 5,447,714 and 174,606 shares outstanding at December 31,2013 and June 30, 2013 respectively	5,448	175
Additional paid-in capital	47,695,774	17,532,898
Accumulated deficit	(47,707,189)	(18,084,902)
Total Stockholders' Deficit	(5,967)	(551,829)

Total Liabilities and Stockholders' Deficit	$86,128	$119,054

The accompanying notes are an integral part of these financial statements.

Snackhealthy, Inc. (formerly Healthient, Inc.) Statement of Operations (Unaudited)
	For the three months ended December 31, 2013	For the three months ended December 31, 2012	For the six months ended December 31, 2013	For the six months ended December 31, 2012
Revenues	$-	$55,750	$-	$153,439
Cost of revenues	-	38,620	-	83,711
Gross profit	-	17,130	-	69,728

Operating Expenses
Selling expenses	-	9,391	2,188	31,673
General and administrative expenses	130,130	32,450	192,303	263,235
Loss on settlement of liabilities with equity	27,387,797	-	29,427,796	-
Total operating expenses	27,517,927	41,841	29,622,287	294,908

Operating loss	(27,517,927)	(24,711)	(29,622,287)	(225,180)

Provision for income taxes	-	-	-	-

Net loss	$(27,517,927)	$(24,711)	$(29,622,287)	$(225,180)

Net loss per share-Basic and Diluted	$(7.44)	$(0.04)	$(15.00)	$(0.42)

Weighted average number of common shares outstanding: Basic and Diluted	3,696,238	622,621	1,974,599	538,971

The accompanying notes are an integral part of these financial statements.

SnackHealthy, Inc. (formerly Healthient, Inc.) Statement of Changes in Stockholders' Deficit
	Common Shares		Additional Paid-In Capital	Deficit accumulated	Accumulated Equity (Deficit)
	Shares	Par Value 0.001
Balance June 30, 2012 - audited	22,897	$23	$9,510,516	$(11,447,097)	$(1,936,558)
Common stock canceled (for services)	(98)	-	(54,136)	-	(54,136)
Common stock issued for services	3,892	4	166,716	-	166,720
Shares issued under settlement agreement	143,840	144	7,562,356	-	7,562,500
Share issued in settlement of convertible note	4,075	4	347,446	-	347,450
Net loss	-	-	-	(6,637,805)	(6,637,805)
Balance June 30, 2013 - audited	174,606	$175	$17,532,898	$(18,084,902)	$(551,829)
Common stock issued in settlement of liabilities	5,262,822	5,263	30,098,386	-	30,103,649
Common shares issued for services	10,000	10	64,490	-	64,500
Fractional shares issued (100 - 1 split)	286	-	-	-	-
Net loss	-	-	-	(29,622,287)	$(29,622,287)
Balance December 31, 3013 - unaudited	5,447,714	$5,448	$47,695,774	$(47,707,189)	$(5,967)

As of October 1, 2012, the Company effected a reverse split of 50 for 1 that has been retroactively reflected at December 31, 2013.
As of October 28, 2013, the Company effected a reverse split of 100 for 1 that has been retroactively reflected at December 31, 2013.

The accompanying notes are an integral part of these financial statements.

SnackHealthy, Inc. (formerly Healthient, Inc.) Statements of Cash Flows (Unaudited)
	For the Six Months ended December 31, 2013	For the Six Months ended December 31, 2012
Cash Flows from Operating Activities
Net loss	$(29,622,287)	$(225,180)
Depreciation	1,490	1,756
Amortization of websites and drink license	31,436	31,416
Loss on settlement of liabilities for equity	29,427,796	-
Shares issued for services	64,500	77,584
Changes in operating assets and liabilities
Decrease in inventory	-	54,736
Decrease in sales tax payable	(10)	(1,238)
(Decrease) increase in accounts payable	37,435	(15,695)
Net Cash Used in Operations	(59,640)	(76,621)

Cash Flows from Investing Activities
Furniture and office equipment	-	(595)
Net Cash Used in Investing Activities	-	(595)

Cash Flows from Financing Activities
Bank overdraft	-	(1,857)
Shareholder loans advanced	59,640	79,073
Net Cash Provided by Financing Activities	59,640	77,216

Net Increase (decrease) in Cash	-	-

Cash - Beginning of Period	1,815	-

Cash - Ending of Period	$1,815	$-

Supplemental Disclosure of Non-Cash Activities:
Shares issued for services	$64,500	$77,584
Shares issued under settlement agreement	$-	$31,000
Settlement of Directors' fees payable for shares	$180,000	$-
Settlement of accounts payable for shares	$53,853	$-
Settlement of shareholder loans for shares	$442,900	$-
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)
Note 1. Reorganization and Line of Business

On October 5, 2010 Time Associates ("the Company"), a Nevada corporation, acquired all of the issued and outstanding common stock of Healthient, Inc. ("Healthient"), a Nevada corporation organized April 29, 2009, in exchange for the issuance by the Company of a total of 43,618,356 newly issued restricted shares of common voting stock to the Healthient shareholders pursuant the Agreement and Plan of Reorganization dated as of September 23, 2010. Prior to the issuance of the shares, the Company had 160,078 shares of common stock issued and outstanding. Subsequent to the exchange there were 43,778,434 shares issued and outstanding. The shareholders of Healthient owned 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 Time Associates, Inc. name was changed to Healthient, Inc.

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

SnackHealthy, Inc. is a manufacturer and distributor of organic and all-natural healthy food products. The Company offers a portfolio of healthy foods and beverages that are organic, all-natural, low-calorie, and free from artificial sweeteners; created for consumption over several eating occasions daily. SnackHealthy’s export activities focus on the export of branded organic and natural food products with activities taking place mainly in Asia and a niche focus of providing safe, organic and all-natural dairy products to satisfy the growing demand  in this region.

Note 2 Significant Accounting Policies

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Reclassifications
Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or shareholders' deficit.

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

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)
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

Property and Equipment
Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is three to seven years.

Websites Development Cost
The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of a websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset.

Other Assets
The drink license is being amortized over three years.

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

Going Concern
The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $29,622,287 during the six months ended December 31, 2013. Cash used in operations for the six months approximated $60,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)
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

Basic and Diluted Net Loss per Common Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. No potentially dilutive debt or equity instruments were issued and outstanding during the three months and six months ended December 31, 2013 and 2012. At December 31, 2013 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number diluted shares because their effect would be anti-dilutive as the Company realized losses all periods presented in these financial statements..

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 3.  Property and Equipment
The Company started the construction of several websites, all of which have been completed and are being amortized over three years. Computers and furniture are being depreciated over three to seven years.

Property and equipment was as follows:

	December 31, 2013	June 30, 2013
Website	$181,008	$181,008
Amortization	173,618	43,432
Net Book Value	7,390	37,576

Computers and furniture	22,165	22,165
Depreciation	9,932	8,442
Net Book Value	$12,233	$13,723

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)
Note 4 . Other Assets
	December 31, 2013	June 30, 2013
License for drink	$7,500	$7,500
Amortization	5,000	3,750
Total	$2,500	$3,750

The Company’s license for drink is being amortized over three years.

Note 5. Commitments and Contingencies
Lease Commitments
The Company leases its office space. The Company has given up the lease of its office space in Jupiter, Florida. In January 2014, the leaseholder initiated a lawsuit seeking damages in the amount of $150,000 pursuant to the terms of the lease agreement with the lease term ending June 2016 (see Subsequent Events Note below).

The Company has acquired a new office lease for one year in Newport Beach, California at the rate of $1,439 per month.

Legal
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

During the year ended June 30, 2013, the Company issued 14,384,000 shares of common stock with a market value of $7,562,500 in payment of the settlement. $1,719,000 was in satisfaction of the settlement payable and $5,843,000 was recognized as a loss on the settlement of this liability, which was netted to $5,799,000 by forgiven amounts of $44,000. At December 31, 2013 there was a balance of 4,716,000 common shares remaining to be issued under the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%.

Note 6 . Stockholders’ Deficit
The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

On October 1, 2012 and October 28, 2013, the Company effected respectively a 50 to 1 and a 100 to 1 reverse split of its common stock that has been reflected in the Stockholders’ Deficit.

During the six months ended December 31, 2013, the Company issued a total of 5,273,108 shares of common stock valued at $30,168,149 as follows:

	Number of Shares	Market Value
Shares issued in settlement of shareholder loans	2,231,596	$13,523,547
Shares issued in settlement of accounts payable	261,875	600,834
Shares issued for independent contractor services	10,000	64,500
Shares issued in settlement of directors’ fees payable	2,769,637	15,925,415
Fractional shares issued (100:1 split)	286	-
Total	5,273,108	$30,168,149

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)
The Company used market price on date of issuance as fair market value.

At December 31, 2013 the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%.

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

There were no warrants or stock options outstanding during the three months and the six months ended December 31, 2013 or 2012. All warrants issued in prior periods expired without being exercised.

Note 7. Loans from Directors and Shareholders
During the six months ended December 31, 2013, directors’ fees payable of $180,000 and loans from shareholders in the amount of $441,900 were settled by the issuance of 2,769,637 and 2,231,596 shares of our common stock, respectively.

Consequently there were no director loans or shareholders loans outstanding at December 31, 2013.

Note 8.  Income Taxes
The components of the deferred tax asset are as follows:

	December 31, 2013	June 30, 2013
Deferred tax assets
Net operating loss carry-forward	$9,600,000	$1,900,000
Valuation allowance	(9,600,000)	(1,900,000)
Net deferred tax assets	$-	$-

The Company had available approximately $48,000,000 at December 31, 2013 and $16,319,000 at June 30, 2013 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at December 31, 2013 and June 30, 2013 respectively:

Statutory rate	35%
State taxes, net of Federal tax benefit	6%
Net operating loss carry-forward	(41)%
Federal effective tax rate	(-)%

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)
Note 9. Subsequent Events
On January 3, 2014, A&M Acquisitions, LLC. filed a legal action against the Company, its former director and its current officer and director alleging a breach of lease of the Company's former executive offices in Jupiter, Florida, and seeking damages in the amount of $150,000 plus costs. The Company intends to vigorously defend itself against the claim and the defendants have not filed a response to the complaint at this time.

The Company evaluated subsequent events through the date these financial statements were issued on February 19, 2014. Other than as disclosed above, there have been no subsequent events after December 31, 2013 for which disclosure is required.

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

The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

COMPANY OVERVIEW
The Company began development of its snack food product line with the introduction of two products in the third quarter of fiscal year 2011; additional products launched in 2012. Initial sales and distribution of the products were generated through a network marketing model.

We are committed to providing delicious, healthy snacks and beverages that appeal to health conscious consumers. Our products are designed to appeal to the growing base of consumers seeking healthier alternatives and desiring a healthier lifestyle. We will continue this mission by introducing new products and by upgrading or reformulating existing product lines. Based upon factors such as the prevalence of obesity in America, we have created high quality products designed to help people achieve and maintain their healthy weight, control their appetite, and improve their health.

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

During 2013, our primary focus was on decreasing general and administrative costs associated with network marketing and improving sales and profit margins through pricing strategies and enhanced packaging and product configuration. We began to implement a strategic plan for future growth of our existing core brands through a new expanded distribution method. To accomplish this we began the process of winding down the network marketing sales in order to better position the Company to serve retailers and ultimately, the end consumer. We completed this project in the last quarter of fiscal 2013 to prepare the Company for mass retail distribution.

To more effectively facilitate the process of shifting to retail distribution, in November 2013, Richard Damion joined our Company as the acting chief executive officer. He was then approved by the Board of Directors as the Company's CEO in January, 2014.  Since the hiring of Mr. Damion, the Company has focused on the export of branded organic and natural food products mainly in Asia with a niche focus of providing safe, organic and all-natural dairy products to satisfy the growing demands of Asian consumers. In the first quarter of fiscal year 2014, the Company launched its organic, GMO-free line of gourmet pork sausage for exclusive import into China, Hong Kong, Taiwan and Singapore and the Asian roll out of its branded organic dairy products.

We will continue to explore opportunities with major retailers for the US and international distribution of our products which provides us the opportunity to expand revenues without a costly proportionate expansion of infrastructure, including support personnel and inventory purchase and management costs. While there can be no assurance, management believes that this strategy will ultimately prove successful.

RESULTS OF OPERATIONS
Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend on numerous factors, including our ability to distribute our products through major retailers in the US and abroad, open new markets, penetrate existing markets, and our ability to secure, develop and introduce new products.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
and Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Revenue
The Company revised its sales method from network marketing sales through individual brand partners to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. As such, the Company had no revenues in the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012, during which the Company had revenues of $55,750.  The Company had no revenues during the six months period ended December 31, 2013 as compared to the six months period ended December 31, 2012, during which the Company had revenues of $153,439. The Company does expect to sell products in the next quarter under its revised sales policy.

Cost of Revenues
The Company's cost of revenues for the quarter ended December 31, 2013 was $0 as compared to $38,620 for the quarter ended December 31, 2012. The Company's cost of revenues for the six months period ended December 31, 2013 was $0 as compared to $83,711 for the six months period ended December 31, 2012.The Company recognized no cost of sales in the three and six months ended December 31, 2013 as it made no sales in these periods.

Gross Profit
The Company recognized no gross profit in the three and six months ended December 31, 2013 compared to gross profits of $17,130 and $69,728 respectively for the three and six months period ended December 31, 2012 due to the factors described above.

Selling Expenses
The Company did not incur any selling costs during the three months ended December 31, 2013. During the six months period ended December 31, 2013 the Company incurred $2,188 in transferring inventory from its Utah warehouse to Florida which has been classified as a selling expense. By comparison the Company incurred selling expenses of $9,391 and $31,673 respectively for the three and six month periods ended December 31, 2012 reflecting the increased sales activity in these periods.

General and Administrative Expenses
General and administrative expenses comprised the following for the six months ended December 31, 2013 and 2012.

	Six months ended December 31,
	2013	2012
Salaries and wages	$11,276	$30,097
Independent Contractor	70,500	135,793
Professional Fees	39,380	(44,627)
Technology	4,081	45,890
Travel and entertainment	3,188	9,878
Office expenses	4,331	19,834
Utilities	1,407	5,972
Rent Expense	25,214	19,384
Amortization of Website\license	31,436	31,416
Depreciation Expense	1,490	1,756
Other	-	7,843
Total Expense	$192,303	$263,235

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the six months ended December 31, 2013 were $70,932 less than for the six months ended December 31, 2012 primarily due to reduced salary and independent contractor costs.

Loss on Settlement of Liabilities With Equity
During the six months ended December 31, 2013 we settled liabilities totaling $675,853 through the issuance of 5,272,822 shares of our common stock.

The liabilities settled for this issuance of shares of comprises common stock shareholder loans of $442,900, directors’ fees payable of $180,000 and accounts payable of $53,853.

The fair market value of the 5,272,822 shares issued, based on the market price on the date of issuance, was $30,103,649.

Consequently we recognized a non cash loss on the settlement of these liabilities of $29,427,796.

Provision for Income Taxes
No provision for income taxes was required as we incurred tax losses during all periods presented in these financial statements.

Net Loss
The net loss for the three and six months ended December 31, 2013 was $27,517,927 (2012 - $24,711) and $29,622,287 (2012 – $225,180) respectively due to the factors described above.

Liquidity and Capital Resources
Generally, our principal uses of cash includes operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures and the development of operations in new markets.  The capital expenditures to date have been primarily related to the following:

•	purchases of computer systems and software and development costs;
•	the build-out and upgrade of leasehold improvements in our corporate headquarters;
•	the purchase of office furniture, phone systems and equipment;
•	product inventory.

The Company anticipates it will need to raise additional funds during the next twelve months in order to sustain the growth of our business and has signed an investment banking agreement with a licensed broker dealer. Monies will be used primarily to build significant product inventory and cash reserves.

The Company plans to continue to raise funds through the sales of common stock and to obtain credit from vendors for the purchase of inventory.  The Company has a bank balance of $1,815 at December 31, 2013. The Company had a working capital deficit as follows:

Total current assets	$64,005
Total current liabilities	92,095

Negative working capital	$(28,090)

Net Cash Used in Operating Activities
In the six months ended December 31, 2013, the Company used $59,640 for operating activities as compared to $76,621 for the six months ended December, 31, 2013.  Our cash flows from operating activities have been significantly impacted by the winding down of our network marketing sales in order to better position the Company to serve retailers and ultimately, the end consumer. We completed this project in the last quarter of fiscal 2013 to prepare the Company for mass retail distribution and anticipated future revenue growth.

Net Cash Provided By (Used In) Investing Activities
During the six months ended December 31, 2013, we neither used nor generated cash from investing activities. By comparison in the six months ended December 31, 2012 we used $595 in the purchase of furniture and office equipment.

Net Cash Provided by Financing Activities
In the six months ended December 31, 2013, net cash provided by financing activities was $59,640 as compared to $79,073 for the six months ended December 31, 2012. In both periods funds we provided to us as non-interest bearing loans from a shareholder.

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

ITEM 4.  CONTROLS AND PROCEDURES.
The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of 92,000 plus costs. In April, 2012, the court has issued final summary judgment against the Company in the total amount of $95,500.  On April 27, 2012, the court issued an order to approve a settlement of the judgment issued against the Company.  According to the terms of the approved settlement, a third party and a non-party to the legal action against the Company, agreed to purchase the claim of Siesta Flow LLC. in the amount of $75,000 and additional claims against the Company from other parties, for a total amount of $95,500 in exchange for the issuance of 19,100,000 shares of common stock by the Company, subject to certain limitations on the issuance of such shares set forth in settlement. The Company has recorded the settlement agreement at the market price of the stock on the date the settlement was approved by the court (see Note 5 Commitments and Contingencies to the financial statements).

On January 3, 2014, A&M Acquisitions, LLC., filed a legal action against the Company, its former director and its current officer and director alleging a breach of lease of the Company's former executive offices in Jupiter, Florida, and seeking damages in the amount of $150,000 plus costs (see Note 9 Subsequent Events to the financial statements).

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

Our business is subject to changing consumer trends and preferences, especially with respect to healthy products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.  Furthermore, the healthy snack food and nutritional supplement industries are characterized by rapid and frequent changes in demand for products and new product introductions and enhancements.

 Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;
•	innovate and develop new products or product enhancements that meet these needs;
•	successfully commercialize new products or product enhancements in a timely manner;
•	price our products competitively;
•	manufacture and deliver our products in sufficient volumes and in a timely manner; and
•	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

Due to the high level of competition in our industry, we might fail to retain our customers, which would harm our financial condition and operating results.

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

Our competitors include both direct selling companies such as Brothers All Natural, Crispy Green, Annie’s Homegrown, as well natural and organic food manufactures and retail health food and grocery stores.

We are affected by extensive laws, governmental regulations; administrative determinations, court decisions and similar constraints, and our failure to comply with these constraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

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

While we have invested in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our future business needs.

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

Our future success and ability to compete depend upon our ability to timely produce innovative products and product enhancements that motivate our customers, some of which we will attempt to protect under a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions.

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

We depend on the continued services of senior management team including our Chairman and Executive Officer,  Katherine West and our Chief Executive Officer, Richard Damion as they work closely to create an environment of inspiration, motivation and entrepreneurial business success. Although we do not believe that any of the management team is planning to leave in the near term, we cannot assure you that they will remain with us. The loss or departure of any member of our senior management team could adversely impact our operating results.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended December 31, 2013, the Company issued a total of 5,001,233 shares of common stock valued at $29,448,962 in settlement of shareholder loans and in settlement of directors' fees payable as described in Note 6. Stockholders’ Deficit of the financial statements.

The shares of the Company's common stock were issued in reliance upon the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURE
Not applicable.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS

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

Date: February 19, 2014	SNACKHEALTHY, INC.

	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer