Form 10-Q
period 2014-03-31
Healthient, Inc.
filed 2014-05-15
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

 As of May 15, 2014, the registrant had outstanding 5,453,547 shares of common stock, $0.001 par value.

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of SnackHealthy, Inc. (the "Company"), formerly known as Healthient, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2013 included in the amended Form 10-K filed on October 1, 2013.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2014 and its results of operations, changes in shareholders’ deficit and cash flows for the three and nine months ended March 31, 2014 and 2013.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Balance Sheets

	March	June
	31, 2014	30, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,815	$1,815
Inventory	45,928	50,964
Deposits and prepaid expenses	1,777	11,226
Total Current Assets	49,520	64,005

Property and Equipment
Website costs (net of accummulated amortization)	3,640	37,576
Office equipment (net of depreciation)	11,521	13,723
Total Fixed Assets	15,161	51,299

Other Assets
Licensed drink (net of accummulated amortization)	1,875	3,750

Total Assets	66,556	119,054
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	88,501	105,019
Payroll taxes	3,565	3,565
Sales tax liability	29	39
Directors' fees	-	180,000
Shareholder loans	37,052	382,260
Total Current Liabilities	129,147	670,883

Total Liabilities	$129,147	$670,883
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.001 Par value, 25,000,000 authorized:
No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized, 5,453,547 (after 100-1 split) and 174,606 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	5,454	175
Additional paid-in capital	47,725,433	17,532,898
Deficit accumulated	(47,793,478)	(18,084,902)
Total Stockholders' Deficit	(62,591)	(551,829)
Total Liabilities and Stockholders' Deficit	$66,556	$119,054

The accompanying notes are an intergral part of these unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Statement of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Revenues	$-	$6,700	$-	$160,140
Cost of revenues		4,061		87,772
Gross profit	-	2,639	-	72,368

Selling expenses	-	441	2,187	32,114
General and administrative expenses	86,289	88,465	278,593	351,700
Loss on settlement of liabilities with equity	5,850,000	29,427,796	5,850,000

Total operating expenses	86,289	5,938,906	29,708,576	6,233,814

Operating loss	(86,289)	(5,936,267)	(29,708,576)	(6,161,446)

Provision for income taxes	-	-	-	-

Net loss	$(86,289)	(5,936,267)	$(29,708,576)	$(6,161,446)

Net loss per share, basic and diluted	$(0.02)	$(76.25)	$(9.54)	$(138.08)

Weighted average number of common shares outstanding basic and diluted	5,448,630	77,854	3,114,938	44,622

The accompanying notes are an intergral part of these unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Statement of Stockholders' Deficit

	Common Shares		Additional		Accumulated
		Par Value	Paid-In	Deficit	Equity
	Shares	$0.001	Capital	Accumulated	(Deficit)
Balance June 30, 2012 - audited	22,897	$23	$9,510,516	$(11,447,097)	$(1,936,558)
Common stock canceled for services	(98)	-	(54,136)	-	(54,136)
Common stock issued for services	3,892	4	166,716	-	166,720
Shares issued for settlement of lawsuit	143,840	144	7,562,356	-	7,562,500
Share issued for convertible note	4,075	4	347,446	-	347,450
Net loss	-	-	-	(6,637,805)	(6,637,805)
Balance June 30, 2013 - audited	174,606	175	17,532,898	(18,084,902)	(551,829)
Common shares issued for services	15,833	16	94,149	-	94,165
Common shares issued for settlement of
liabilities	5,262,822	5,263	30,098,386	-	30,103,649
Fractional shares issued (100-1 split)	286	-	-	-
Net loss	-	-	-	(29,708,576)	(29,708,576)
Balance March 31, 2014 - unaudited	5,453,547	$5,454	$47,725,433	$(47,793,478)	$(62,591)

As of October 1, 2012, the Company effected a reverse split of 50 for 1 that has been retroactively reflected at March 31, 2014.
As of October 28, 2013, the Company effected a reverse split of 100 for 1 that has been retroactively reflected at March 31, 2014.

The accompanying notes are an intergral part of these unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Statements of Cash Flows
(Unaudited)
	For the Nine Months	For the Nine Months
	ended March 31,	ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(29,708,576)	$(6,161,446)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities
Depreciation	2,202	2,655
Amortization of websites and drink license	35,811	47,124
Loss on settlement of liabilities for equity	29,427,796	5,932,309
Shares issued for services	94,165	-
Changes in operating assets and liabilities
Decrease in inventory	5,036	68,524
Decrease in deposits and prepaids	9,449	-
Decrease in sales tax payable	(10)	(1,461)
Decrease in accured payroll	-	(1,848)
Increase (decrease) in account payable	37,435	(6,284)
Net Cash Used in Operations	(96,692)	(120,427)

Cash Flows from Investing Activities
Furniture and office equipment	-	(595)
Net Cash Used in Investing Activities	-	(595)

Cash Flows from Financing Activities
Bank overdraft	-	1,769
Shareholder loans advanced	96,692	119,253
Net Cash Provided by Financing Activities	96,692	121,022

Net Decrease in Cash	-	-
Cash - Beginning of Period	1,815	-
Cash - Ending of Period	$1,815	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$94,165	$-
Shares issued for services Directors' fees payable	$180,000	$-
Shares issued for accounts payable	$53,853	$-
Shares issued to pay shareholder loans	$242,000	$-
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an intergral part of these unaudited financial statements.

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
NOTES TO CONSENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
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

Going Concern
The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $29,708,576 during the nine months ended March 31, 2014. Cash used in operations for the nine months approximated $97,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Basic and Diluted Net Loss per Common Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. No potentially dilutive debt or equity instruments were issued and outstanding during the three months and nine months ended March 31, 2014 and 2013. At March 31, 2014 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number diluted shares because their effect would be anti-dilutive as the Company realized losses all periods presented in these financial statements.

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

Property and equipment was as follows:

	March 31,2014	June 30, 2013
Website	$181,008	$181,008
Amortization	177,368	143,432
Total	$3,640	$37,576

Conputers and furniture	$22,165	$22,165
Depreciation	10,644	8,442
Total	$11,521	$13,723

Note 4 . Other Assets

	March 31,2014	June 30, 2013
License for drink	$7,500	$7,500
Amortization	5,625	3,750
Total	$1,875	$3,750

The Company’s license for drink is being amortized over three years.

Note 5. Commitments and Contingencies
Lease Commitments
The Company gave up its leased office space in Jupiter, Florida, in January 2014, the leaseholder initiated a lawsuit seeking damages in the amount of $150,000 pursuant to the terms of the lease agreement with the lease term ending June 2016. The Company intends to vigorously defend itself against the claim and the defendants have not filed a response to the complaint at this time.

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

On January 3, 2014, A&M Acquisitions, LLC., filed a legal action against the Company, its former director and its current officer and director alleging a breach of lease of the Company's former executive offices in Jupiter, Florida, and seeking damages in the amount of $150,000 plus costs.  As of May 14, 2014, the case is pending.

Note 6 . Stockholders’ Deficit
The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

On October 1, 2012 and October 28, 2013, the Company effected respectively a 50 to 1 and a 100 to 1 reverse split of its common stock that has been reflected in the Stockholders’ Deficit.

During the nine months ended March 31, 2014, the Company issued a total of 5,278,941 shares of common stock valued at $30,197,814 as follows:

	Number of	Market
	shares	value
Shares issued in settlement of shareholder loans	2,231,596	$13,523,547
Shares issued in settlement of accounts payable	261,875	654,687
Shares issued for independent contractor services	15,833	94,165
Shares issued in settlement of directors’ fees payable	2,769,351	15,925,415
Fractional shares issued (100:1 split)	286	-
	5,278,941	$30,197,814

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

There were no warrants or stock options outstanding during the three months and the nine months ended March 31, 2014 or 2013. All warrants issued in prior periods expired without being exercised.

Note 7. Loans from Directors and Shareholders
During the nine months ended March 31, 2014, directors’ fees payable of $180,000 and loans from shareholders in the amount of $441,900 were settled by the issuance of 2,769,637 and 2,231,596 shares of our common stock, respectively.

During the three month ended March 31, 2014 shareholder advanced the Company $37,052.which is non-interest bearing and due on demand.

Note 8.  Income Taxes
The components of the deferred tax asset are as follows:

	March 31, 2014	June 30, 2013
Deferred tax assets
Net operating loss carry-forward	$9,600,000	$1,900,000
Valuation allowance	(9,600,000)	(1,900,000)
Net deferred tax assets	$-	$-

The Company had available approximately $48,000,000 at March 31, 2014 and $16,319,000 at June 30, 2013 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate at March 31, 2014 and June 30, 2013, respectively, is as follows:

Statutory rate	35%
State taxes, net of Federal tax benefit	6%
Net operating loss carry-forward	(41)%
Federal effective tax rate	(-)%

Note 9. Subsequent Events
The Company has evaluated all events that occurred after March 31, 2014 through the date when the financial statements were issued on May 15, 2014 to determine if they must be reported.  The Management of the Company determined that there were no material subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:
ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD- LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY.  ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED.  BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS.  IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

COMPANY OVERVIEW
The Company began development of its snack food product line with the introduction of two products in the third quarter of fiscal year 2011; additional products were launched in 2012.  Initial sales and distribution of the products were generated through a network marketing model.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
and Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Revenues
The Company revised its sales method from network marketing sales through individual brand partners to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. As such, the Company had no revenues in the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013, during which the Company had revenues of $6,700.  The Company had no revenues during the nine months period ended March 31, 2014 as compared to the nine months period ended March 31, 2013, during which the Company had revenues of $160,140. The Company does expect to sell products in the next quarter under its revised sales policy.

Cost of Revenues
The Company's had no cost of revenues for the quarter ended March 31, 2014 as compared to $4,061 for the quarter ended March 31, 2013. The Company had no cost of revenues for the nine months period ended March 31, 2014 as compared to $87,772 for the nine months period ended March 31, 2013.

Gross Profit
The Company recognized no gross profit or  loss in the three and nine months ended March 31, 2014 compared to gross profits of $2,639 and $72,368 respectively for the three and nine months period ended March 31, 2013 due to the revision of its sales method as described above.

Selling Expenses
The Company did not incur any selling costs during the three months ended March 31, 2014. During the nine months period ended March 31, 2014 the Company incurred $2,188 in costs associated with transferring inventory from its Utah warehouse to its Florida location which has been classified as ”Other” expense. By comparison, the Company incurred selling expenses of $441 and $32,114 respectively for the three and nine month periods ended March 31, 2013 reflecting the sales activity in these periods.

General and Administrative Expenses
General and administrative expenses comprised the following for the nine months ended March 31, 2014 and 2013.

	GENERAL AND ADMINISTRATIVE
	3/31/2014	3/31/2013

Salaries and w ages	$11,276	$37,617
Independent contractors	100,106	106,792
Professional fees	53,073	21,000
Technology	10,002	51,428
Travel and entertainment	4,484	12,181
Office expenses	4,891	21,069
Utilities	3,033	7,874
Rent	39,417	43,196
Amortization	35,811	47,124
Depreciation	2,202	2,655
Other	14,297	764
	$278,592	$351,700

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the nine months ended March 31, 2014 were $73,107 less than for the nine months ended March 31, 2013 primarily due to reduced salary and technology costs.

Loss on Settlement of Liabilities With Equity
During the three and nine months ended March 31, 2014 we recognized a non cash loss on the settlement of liabilities of $0 and $29,427,796 respectively, as compared to the $5,850,000 loss on settlement of liabilities we recognized in both the three and nine months ended March 31, 2013. During the nine months ended March 31, 2014 we settled liabilities totaling $675,853 through the issuance of 5,262,822 shares of our common stock.

The liabilities settled for this issuance of shares comprises common stock shareholder loans of $442,900, directors’ fees payable of $180,000 and accounts payable of $53,853.

The fair market value of the 5,272,822 shares issued, based on the market price on the date of issuance, was $30,103,649. During the three months ended March 31, 2013 we settled a court case with Siesta Flow LLC as described elsewhere in this quarterly report. Under the terms of the approved settlement, a third party and a non-party to the legal action against the Company, agreed to purchase the claim of Siesta Flow LLC. in the amount of $75,000 and additional claims against the Company from other parties, for a total amount of $95,500 in exchange for the issuance of 19,100,000 shares of common stock by the Company, subject to certain limitations on the issuance of such shares set forth in settlement. The Company has recorded the settlement agreement at the market price of the stock on the date the settlement was approved by the court and recognized a loss of $5,850,000 on the settlement of this liability.

Provision for Income Taxes
No provision for income taxes was required as we incurred tax losses during all periods presented in these financial statements.

Net Loss
The net loss for the three and nine months ended March 31, 2014 was $86,288 (2013 - $86,267) and $29,708,576 (2013 – $311,446) respectively due to the factors described above.

Liquidity and Capital Resources
Generally, our principal uses of cash includes operating expenses, particularly selling expenses, and working capital (principally inventory purchases), as well as capital expenditures and the development of operations in new markets.  The capital expenditures to date have been primarily related to the following:

•	purchases of computer systems and software and development costs;
•	the build-out and upgrade of leasehold improvements in our corporate headquarters;
•	the purchase of office furniture, phone systems and equipment;
•	product inventory.

The Company plans to continue to raise funds through the sales of common stock and to obtain credit from vendors for the purchase of inventory.  The Company had a bank balance of $1,815 at March 31, 2014. The Company had a working capital deficit as follows:

Total current assets	$49,250
Total current liabilities	129,147

Working capital deficit	$(79,627)

Net Cash Used in Operating Activities
In the nine months ended March 31, 2014, the Company used $96,692 for operating activities as compared to $120,427 for the nine months ended March, 31, 2013.  Our cash flows from operating activities have been significantly impacted by the winding down of our network marketing sales model in order to better position the Company to serve retailers and ultimately, the end consumer. We completed this project in the last quarter of fiscal 2013 to prepare the Company for mass retail distribution and anticipated future revenue growth.

Net Cash Provided by (Used in) Investing Activities
During the nine months ended March 31, 2014, we neither used nor generated cash from investing activities. By comparison, in the nine months ended March 31, 2013 we used $595 for the purchase of furniture and office equipment.

Net Cash Provided by Financing Activities
In the nine months ended March 31, 2014, net cash provided by financing activities was $96,692 as compared to $121,022 for the nine months ended March 31, 2013. In both periods funds were provided to the Company as non-interest bearing loans from a shareholder.

Going Concern
Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern, however, there can be no assurance that the raising of equity will be successful. Failure to achieve the needed equity funding could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information  requested by this Item.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $92,000 plus costs. In April, 2012, the court issued a final summary judgment against the Company in the total amount of $95,500. On April 27, 2012, the court issued an order to approve a settlement of the judgment issued against the Company. According to the terms of the approved settlement, a third party and a non-party to the legal action against the Company, agreed to purchase the claim of Siesta Flow LLC. in the amount of $75,000 and additional claims against the Company from other parties, for a total amount of $95,500 in exchange for the issuance of 19,100,000 shares of common stock by the Company, subject to certain limitations on the issuance of such shares set forth in settlement. The Company has recorded the settlement agreement at the market price of the stock on the date the settlement was approved by the court (see Note 5 Commitments and Contingencies to the financial statements).

On January 3, 2014, A&M Acquisitions, LLC., filed a legal action against the Company, its former director and its current officer and director alleging a breach of lease of the Company's former executive offices in Jupiter, Florida, and seeking damages in the amount of $150,000 plus costs.  As of May 14, 2014, the case is pending.

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

Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;
•	innovate and develop new products or product enhancements that meet these needs;

•	successfully commercialize new products or product enhancements in a timely manner;
•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner; and
•	differentiate our product offerings from those of our competitors.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities of the Company during the quarter ended March 31, 2014.

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

Date: May 15, 2014	SNACKHEALTHY, INC.

	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer