Form 10-Q/A
period 2014-03-31
Healthient, Inc.
filed 2014-05-16
CIK 1137005

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

Explanatory Note

SnackHealthy, Inc. is filing this Amendment to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2014 (“Form 10-Q”) which was filed with the Securities and Exchange Commission on May 15, 2014, for the sole purpose of furnishing corrected XBRL Interactive Data Files.  Due to a filing error by a third party financial printer, the XBRL Interactive Data Files originally furnished with the Company’s Form 10-Q contained errors.  No other changes have been made to the Form 10-Q.

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