Form 10-K
period 2014-06-30
Healthient, Inc.
filed 2014-10-27
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 333-59114

SNACKHEALTHY, INC.
(Name of small business issuer in its charter)

NEVADA	33-0730042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1100	92660
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (including area code): (949)719-2491

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒|

The registrant's revenues for its most recent fiscal year were $0

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on September 19, 2014 of $2.31 per share, as reported by the FINRA OTC BB, was approximately $2,621,552. Shares of common stock held by each of the current executive officers and directors and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 5,467,380 as of October 17, 2014. The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

SnackHealthy, Inc. (formerly Heathient, Inc.) ("the Company", "the Registrant" "we", "us" or "our") develops and markets delicious snacks and beverages that make healthy eating a fun experience for the entire family. The Company’s goal is to successfully position a “better for you” portfolio of products as convenient, healthy solutions to support the lifestyles of health conscious consumers. We commenced sales in the third quarter ended March 31, 2011 although we made no sales during the twelve months ended June 30, 2014. Our principal executive offices are located at 620 Newport Center Drive, Suite 1100, Newport Beach, California 92660 and our phone number is (949)719-2491.

Organization

Our Company was organized under the laws of the state of California on November 5, 1996 as Renet Services, Inc.  The name was changed to Time Lending, California, Inc. on August 4, 1998 and we reincorporated in the state of Nevada in December, 2000 by merging with Time Lending California, Inc., a Nevada corporation. Time Lending California, Inc. subsequently changed its name to Time Associates, Inc.  Effective as of October 5, 2010, Time Associates, Inc. entered into an Agreement and Plan of Reorganization dated as of September 23, 2010 (the "Reorganization Agreement") with Healthient, Inc. a Nevada corporation organized April 29, 2009 ("Healthient") and Healthient shareholders. In accordance with the terms and provisions of the Reorganization Agreement, the Company acquired Healthient in exchange for 43,618,356 newly issued "restricted" shares of common voting stock of the Company to the Healthient shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a condition of the closing of the share exchange transaction, a majority shareholder of the Company cancelled all of his 188,572 shares. In addition, as a condition of the closing of the transaction, the Company spun off its operating subsidiary Time Marketing, Inc.  Pursuant to the terms of the Reorganization Agreement, each one (1) share of common stock of Healthient has been exchanged for three (3) shares of the Company's common stock. Following the Closing Date, there were 43,778,433 shares of the Registrant's common stock outstanding. Immediately prior to the Closing, there were 160,077 shares issued and outstanding (assuming the cancellation of the shares held by the majority shareholder at the closing).  The shareholders of Healthient owned 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 Time Associates, Inc. changed its name to Healthient, Inc.

The acquisition of Healthient by the Company on October 5, 2010 has been accounted for as a purchase and treated as a reverse acquisition and re-capitalization since the former owners of Healthient controlled 99.6% of the total shares of common stock of the Company outstanding immediately following the acquisition. In November 2010 Healthient, Inc. changed its name to SnackHealthy, Inc.  SnackHealthy, Inc., a Nevada corporation, was a wholly-owned subsidiary of the Company.

On this basis, the historical financial statements prior to October 5, 2010 have been restated to be those of the accounting acquirer Healthient, now SnackHealthy, Inc. The historical stockholders' equity prior to the reverse acquisition has been retroactively restated (a re-capitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer's and acquirer's stock. The original 160,078 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders' equity account of the Company on October 5, 2010.

As of October 1, 2012, we effected a reverse stock split of 1-to-50 of our common stock.

On October 4, 2013, the Company changed its name to "SnackHealthy, Inc." and dissolved its wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation.  As of October 28, 2013, we effected a further reverse stock split of 1-to-100 of our common stock.

Business Overview

SnackHealthy, Inc. is a marketer of healthy snacks, foods and beverages. We continue to pursue our mission of developing and distributing great tasting nutritious snacks and beverages under the SnackHealthy brand. Healthient, a division of SnackHealthy, Inc. will focus on providing organic, natural and gourmet food products to large retailers and club stores in the U.S.

We are a virtual company with a focus on staying lean through the use of cloud based technologies, maintaining low overhead, subcontracting services, creating sales through commissioned brokers, developing products utilizing co-packers and keeping little to no inventory except for use in sales and business development activities.

Our competitive advantage in North America is through the combined years of successful retail sales experience of our senior management and chain store sales team, offering our line of quality food products and snacks which fall into the fastest growth category. In addition, our co-packers are leaders in their own right with many years of experience as innovators in the development of organic, natural, gluten free non-GMO food products.

We have recently completed development of a unique “better for you” beverage that we plan to introduce in early 2015. The product, with super antioxidant status, is a unique blend of fruits and spices, offering extraordinary health benefits and great taste. The fact that the average American drinks over seven drinks per day allows plenty of opportunity to market a healthy drink, helping us to achieve our mission of providing a positive healthy delicious beverage.

Products and Services

Healthy Snacks

The multi-billion dollar snack industry is experiencing unprecedented change as consumers increase their pace of life. Healthy snacks is one of the fastest growing food categories in the United States, benefiting from the confluence of consumers' desire for weight , meal replacements, demand for portable, “better for you” snacks and meals, and general nutrition and fitness needs. A market for snack food that is simultaneously convenient, healthy and indulgent is ripe for exploitation.

The Obesity Epidemic

•
According to the World Health Organization (WHO), approximately 1.7 billion adults are overweight and 400 million are obese. By 2015, it is predicted that 2.3 billion adults will be overweight and more than 700 million will be obese. Obesity rates among children have also climbed, with more than 30 percent now overweight or obese.

•	According to the Centers for Disease Control and Prevention, over the last 30 years, obesity among American children ages 6 to 11 has more than doubled.

•
Studies show that the most effective way to prevent obesity is to address it during childhood by instilling healthy habits which starts with the very basis of eating the right foods and exercising daily.

The New Age of Healthy Snacking

The American diet is being completely redefined as snacks and meals have become interchangeable. Our goal is to successfully position convenient healthy solutions across several eating occasions daily.

•	More meals and snacks are consumed on the move, and increasingly in the car, where handheld food products make for easy snacks on the go.

•	Over one third of consumers in Europe and North America are choosing at least one healthy snack every day.

•	Consumption of healthy snacks is expected to rise as governmental efforts to combat obesity help more people become aware of health and nutrition.

•
Snacking may have once been regarded as a vice, but consumers have embraced the notion as a way to maintain energy levels throughout the day.  The average American consumer snacks two to three times a day, and some have even taken to snacking more often and foregoing the standard three daily meals.

Marketing Weekly News

According to the results of a new national survey fielded by Impulse Research on behalf of Dole, more than 25% of women want healthier options when it comes to snacks that taste good and satisfy their sweet tooth. Additionally, the survey found that when women proactively sought healthier snacks, 41% would choose a snack under 100 calories, 36% a low-fat snack and 33% "whole grain anything."

The study, which aimed to uncover snacking habits of U.S. women, also revealed that nearly 60% of women do the right thing by reaching for fruit or dried fruit when choosing a healthier snack. After fruit, 43% prefer yogurt, and 31% reach for something with whole grains.

SnackHealthy Branded Products

We have developed a portfolio of snacks and beverages under our SnackHealthy brand designed to help people achieve and maintain their healthy weight. Our snacks are positioned to fit several snacking occasions daily and include SmartShake, Chocolate and Vanilla; CrispyFruit Pineapple, Fuji Apple and Banana, LoliBar Raspberry, Blueberry, Fig, Apricot and Peach, RealFruit Organic Pineapple, Organic Mango, Fuji Apple and Apricot, LoliCrunch Cranberry, Almond, Cashew, and Tropical Fruit & Nut, Low-Sodium Mini Pretzels, Multi-Grain Nuggets, Light-Natural Microwave Popcorn, and orange flavored Zing! All Natural Sugar-Free Energy Drink.

Available Information

Our Internet website addresses are www.healthient.com and www.snackhealthy.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 620 Newport Center Drive, Suite 1100, Newport Beach, California 92660.  Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
Recessionary pressures from an overall decline in U.S. economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending in our sales channels and create a shift in consumer preference toward private label products. Shifts in consumer spending could result in increased pressure from competitors or customers to reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenues and profitability. Instability in the financial markets may impact our ability or increase the cost to enter into credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.

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

Our distribution network relies on a significant number of consultants, and such reliance could affect our ability to efficiently and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.
Our business relies on a significant number of consultants for the sale and distribution of our products.  Our ability to recruit and maintain a network of consultants and distributors depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by other competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by companies and retailers. There can be no assurance that we will be able to mitigate the risks related to all or any of these factors in any of the current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on the relationships with consultants, companies or retailers in a particular geographic area and, thus, limit our ability to maintain and expand the sales market, revenues and financial results may be adversely impacted.

There also is no assurance that we will be able to maintain distribution relationships or establish and maintain successful relationships in new geographic distribution areas. There is the possibility that we will have to incur significant expenses to attract and maintain relationships in one or more geographic distribution areas in order to profitably expand geographic markets. The occurrence of any of these factors could result in a significant decrease in sales volume of our branded products and the products which we distribute for others and harm our business and financial results.

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
The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures; changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. Significant and unanticipated changes could require a non-cash charge for impairment in a future period which may significantly affect our financial results in the period of such charge.

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
The founders, William M. Alverson and his wife, Katherine T. West Alverson, beneficially owned a majority of the outstanding common stock of the Company. Mrs. Alverson currently serves as the Chairman of the Board. As a result, she may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company. In addition, Mrs. Alverson may have actual or potential interests that diverge from the interests of the other stockholders of the Company. Sales by Mrs. Alverson, or other majority shareholders, of their shares into the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline.

We may be unable to comply with our reporting and other requirements under federal securities laws.
As a publicly traded company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act” and the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting. From time to time we evaluate our existing internal controls in light of the standards adopted by the Public company Accounting Oversight Board. It is possible that we or our independent registered public accounting firm may identify significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure or difficulties in implementing and maintaining these controls could cause us to fail to meet the periodic reporting obligations or result in material misstatements in our financial statements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could have a material adverse effect on our business and our common stock.

We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.
On July 24, 2014, the Company, its Chairman and Chief Financial Officer received subpoenas from the Securities Exchange Commission (the “SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of PEI Worldwide and Certain Other Issuers, File No. HO 11576.  The Company has no knowledge of PEI Worldwide.  The SEC’s subpoena and accompanying letter do not indicate whether the Company (or its Chairman and CFO, respectively) is, or is not, under investigation.  The Company has contacted the SEC’s staff regarding the subpoenas, and the Company is cooperating with the SEC.  Also, in July, 2014, the Company's former Chairman who resigned in January, 2014, was charged by the U.S. Attorney's Office and pled not guilty to the violation of 15 U.S.C. Sections 77e and 77x (Illegal Sales of Unregistered Securities) and 18 U.S.C. Section 2 (Aiding and Abetting and Causing an Act to be Done).

Legal and administrative actions are inherently uncertain, and there is no assurance as to the outcome of the SEC investigation described above. We could incur substantial legal fees and other expenses in connection with these matters, which could adversely affect our results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

We have virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.
We have decided to change our business strategy and as a result of that process which has not been completed yet and we virtually have no financial resources. We had a cash balance of $1.815 as of June 30, 2014. We had no revenues during the year ended June 30, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period year ended June 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing in the future.  Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our change of business strategy and developing our new business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and
·
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.
Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.
The trading of our securities is on the OTCBB as maintained by FINRA and the OTCQB as maintained by the OTC Markets Group. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediate foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth: the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.
The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently two persons) are independent directors, we do not currently have an independent audit or a compensation committee. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company gave up its leased office space in Jupiter, Florida, in January 2014 and acquired a new office lease for one year in Newport Beach, California. We maintain our executive and administrative offices at this address.  Our current facility lease runs from January 2014 and can be extended on a month to month basis. Our lease payments are $1,439 per month including operating expense and tax.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available at this facility if needed. We have no assurance that future terms would be as favorable as our current terms.

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

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages.  The Company considers the lawsuit without any merit and will defend it vigorously.  On September 18, 2013, the plaintiff filed a motion to compel early mediation.  In February 2014 the parties attended a settlement conference; however, no settlement could be reached. As of June 30, 2014 the case was still pending (see Note 5 Commitments and Contingencies to the financial statements).

On October 8, 2014, a former Director pled not guilty to charges by the U.S. Attorney’s office of 15 U.S.C. Sections 77e and 77x (Illegal Sales of Unregistered Securities) and 18 U.S.C. Section 2 (Aiding and Abetting and Causing an Act to be Done). The alleged violation pertains to January, 2012 when the Director caused the Company to issue shares of common stock pursuant to the Company's 2010 Equity Compensation Plan, as amended, registered on the registration statement on Form S-8, purportedly for certain consulting services provided to the Company.  According to the charges, the actual intended purpose of such stock issuances was to raise capital for the Company through the sale of its stock. Shares registered on Form S-8 cannot be used by the issuer to raise capital for the issuer or to promote the issuer's stock price and are limited for the issuance to the issuer's employees, consultants, and advisors for bona fide services to the company.  Our current management was not involved, had no knowledge of these allegations, and is conducting a thorough review and investigation of its policies and compliance procedures to discover any deficiencies in its internal controls (see Note 5 Commitments and Contingencies to the financial statements).

On July 24, 2014, A&M Acquisitions LLC, obtained a judgment against the Company, and defendants Katherine West and William Alverson, for default of the remainder of the Florida office lease through July 2016 in the amount of $181,968 including attorney’s fees of $1,488 (see Note 5 Commitments and Contingencies to the financial statements).

On July 24, 2014, the Company, its Chairman and Chief Financial Officer received subpoenas from the Securities Exchange Commission (the “SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of PEI Worldwide and Certain Other Issuers, File No. HO 11576 and that the subpoena was issued to the Company, its Chairman and CFO as part of the foregoing investigation.   The Company has no knowledge of PEI Worldwide.  The SEC’s subpoena and accompanying letter do not indicate whether the Company (or its Chairman and CFO, respectively) is, or is not, under investigation.  The Company has contacted the SEC’s staff regarding the subpoenas, and the Company is cooperating with the SEC.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to the Company.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

Our common stock trades on FINRA's over-the-counter market, the Bulletin Board under the symbol SNAX. Our common stock has been trading under that symbol since the reverse merger with Time Associates, Inc. on October 5, 2010.  As of June 30, 2014 there were 208 holders of our common stock and the closing price of our common stock as of was $2.50 per share.

As of October 1, 2012, we effected a reverse stock split of 1-to-50 of our common stock. On October 4, 2013, the Company changed its name to "SnackHealthy, Inc." and dissolved its wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation.  As of October 28, 2013, we effected a further reverse stock split of 1-to-100 of our common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of said reverse stock splits.

	SHARE BID PRICE
Fiscal 2013	High	Low
Fourth quarter (6/30/13)	$7.00	$3.00
Third quarter (3/31/13)	$9.00	$2.20
Second quarter (12/31/12)	$30.00	$7.00
First quarter (9/30/12)	$35.00	$5.00
Fiscal 2014	High	Low
Fourth quarter (6/30/14)	$5.52	$1.95
Third quarter (3/31/14)	$7.10	$1.20
Second quarter (12/31/13)	$8.99	$2.01
First quarter (9/30/13)	$19.00	$2.00

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

In fiscal year ended June 30, 2013, the Company issued certain number of shares as set forth below pursuant to the order of the Circuit Court of the Twelfth Judicial Circuit, Florida, in the settlement of the lawsuit against the Company by Siesta Flow, LLC., in the amount of $95,196 in exchange for the issuance of a total of 19,100,000 shares of common stock (the "Settlement Shares") to a purchaser of the judgment claim, subject to certain limitations.  In the quarter ended December 31, 2012, the Company issued 350,000 shares of common stock; in the quarter ended March 31, 2013, the Company issued 13,450,000 shares of common stock, and in the quarter ended June 30, 2013, the Company issued 584,000 shares of common stock of the Settlement Shares (see also Note 6 to the Company's Financial Statements).

The shares of the Company's common stock were issued in reliance upon the exemption provided by 3(a)(10) and Section 4(2) and Regulation D of the Securities Act of 1933 respectively. Appropriate investment representations were obtained and the securities were issued with restrictive legends, as applicable.

During the three months ended September 30, 2013 the company issued 1,333,333 common shares in payment of shareholder loans ($120,000) and 22,666,667 common shares for Directors compensation ($2,040,000).

During the three months ended December 31, 2013, the Company issued a total of 5,001,233 shares of common stock valued at $29,448,962 in settlement of shareholder loans and in settlement of directors' fees payable as described in Note 6. Stockholders’ Deficit of the financial statements.

The shares of the Company's common stock were issued in reliance upon the exemption provided by Section 4(2) and Regulation D of the Securities Act of 1933.

During the six months ended June 30, 2014 there were no unregistered sales of equity securities of the Company.

STOCK REPURCHASES

The Company did not make any stock repurchases.

ITEM 6.  SELECTED FINANCIAL DATA

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

OVERVIEW

As a development stage snack food company we have been primarily engaged in developing our infrastructure and our product portfolio of snacks and beverage mixes which were designed to help people achieve and maintain their healthy weight.  We commenced sales of two products from our product lines in the third quarter of fiscal year 2011 and had net revenue of $314,980 for the fiscal year ended June 30, 2012.

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

To more effectively facilitate the process of shifting to retail distribution, in November 2013, Richard Damion joined our Company as the acting chief executive officer. He was then approved by the Board of Directors as the Company's CEO in January, 2014.  Since the hiring of Mr. Damion, the Company has focused on the export of branded organic and natural food products mainly in Asia with a niche focus of providing safe, organic and all-natural dairy products to satisfy the growing demands of Asian consumers. In the first quarter of fiscal year 2014, the Company launched an organic, GMO-free line of gourmet pork sausage. We generated no revenues during the fiscal year ended June 30, 2014.

Healthient, a division of SnackHealthy, Inc. will continue to focus on providing organic, natural and gourmet food products to large retailers and club stores in the U.S. The Company recently completed development of a unique “better for you” beverage that we plan to introduce in early 2015. The product, with super antioxidant status, is a unique blend of fruits and spices, offering extraordinary health benefits and great taste. While there can be no assurance, management believes that this strategy will ultimately prove successful.

SnackHealthy is a virtual company with a focus on staying lean through the use of cloud based technologies, maintaining low overhead, subcontracting services, creating sales through commissioned brokers, developing products through reputable co-packers and keeping little to no inventory except for use in sales and business development activities.

Industry wide factors that affect us include the increasing prevalence of obesity in adults and children and food safety, which are driving the demand for healthier snacking alternatives worldwide.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SnackHealthy, Inc. until its dissolution effective October 4, 2013. All significant inter–company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to vendors or retailers who are the Company’s customers. The Company requires payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to are recorded as deferred revenue. The Company generally does not provide rebates or selling discounts to vendors or retailers who purchase its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Inventory

Inventory comprises packaged healthy snacks, food and beverage items ready for final sale, and is stated at the lower of cost or market value. Cost is determined by the first-in, first out method.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3-7 years.

Websites Development Cost and Drink License

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $29,998,421 during the year ended June 30, 2014. Cash used in operations for the year approximated $144,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

At June 30, 2014 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number diluted shares because their effect would be anti-dilutive as the Company realized losses all periods presented in these financial statements.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company's financial condition or the results of its operations.

Presentation

“Net sales,” reflect distribution allowances and handling and shipping income, represent what we collect and recognize as net revenues in our financial statements.

Our “gross profit” consists of net sales less “cost of sales,” which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments to our warehouse and distribution center, duties and tariffs, expenses relating to shipment of products to customers and importers and similar expenses.

“Selling fees” consist of commissions, overrides and production bonuses.

Our “operating margins” consist of net sales, less cost of sales and selling fees.

“General and administrative expenses” represent our operating expenses, components of which include labor and benefits, sales and marketing events, professional fees, travel and entertainment, marketing, occupancy costs, communication costs, bank fees, depreciation and amortization and other miscellaneous operating expenses.

RESULTS OF OPERATIONS

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend on numerous factors, including our ability to open new markets, further penetrate existing markets, introduce new products and programs that will help increase our retail efforts and develop niche markets.

The Year Ended June 30, 2014 compared to the Year Ended June 30, 2013

Revenue

The Company has begun the process of revising its sales method from network marketing sales through individual brand partners to direct to consumer and retail sales at the end of its fiscal year June 30, 2013. As such, the Company had no revenues during the year ended June 30, 2014 as compared to $161,954 during the year ended June 30, 2013, during which the Company sold its products through network marketing.

Cost of Revenues

As the Company had no revenues during the year ended June 30, 2014, the Company recognized no cost of sales during the year ended June 30, 2014. The Company's cost of revenues for the year ended June 30, 2013 was $105,672.

Gross Profit

The Company recognized no gross profit or loss in the year ended June 30, 2014 as compared to gross profit of $56,262 for the year ended June 30, 2013 due to the revision in the Company’s sales method described above.

Selling Expenses

As the Company had no revenues during the year ended June 30, 2014, the Company recognized no selling expenses during the year ended June 30, 2014. By comparison, the Company incurred selling expenses of $19,952 for the year ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses comprised the following for the years ended June 30, 2014 and 2013.

	GENERAL AND ADMINISTRATIVE
	6/30/2014	6/30/2013
Salaries and wages	$11,276	$46,883
Directors' fees	67,500	90,000
Independent contractors	162,359	149,988
Professional fees	67,815	356,165
Write off of inventory	53,152	-
Technology	20,759	55,207
Travel and entertainment	13,177	12,181
Office expenses	15,265	21,456
Utilities	3,663	8,240
Rent	1,400	54,384
Amortization	40,163	62,832
Depreciation	2,827	3,250
Other	10,702	14,049
	$468,658	$874,635

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations.  Our general and administrative expenses for the year ended June 30, 2014 were $405,977 less than for the year ended June 30, 2013 primarily due to reductions in salaries, professional fees, and technology costs and in general, all other costs offset by increases in independent contractors expense and expenses related to the closing of the network marketing sales model.

Liability for Lease Judgment

The Company gave up its leased office space in Jupiter, Florida in January 2014, and acquired a new office lease in Newport Beach, California. The Florida leaseholder obtained a judgment in the amount of $181,968 for the remainder of the monthly lease payments through June 2016 pursuant to the terms of the lease agreement plus legal fees of $1,487. The Company has recorded the full amount of the judgment. However, the Company believes that if the facility is re-leased the Company may not have to pay the full amount of the judgment. Upon the leaseholder's execution of a new lease with a new tenant, the Company plans to file for the release of the amount of the judgment over and above the actual loss incurred by the leaseholder. There is no guarantee the property will be re-leased or that such a filing will be successful or that the Company will be able to mitigate its loss in this way.

Loss on Settlement of Liabilities with Equity

During the year ended June 30, 2014 liabilities totaling $675,854 were settled through the issuance of 5,262,822 shares of our common stock. The liabilities settled for this issuance of common stock comprises shareholder loans of $442,001, directors’ fees payable of $180,000 and accounts payable of $53,853.

The fair market value of the 5,292,822 shares issued, based on the market price on the date of issuance, was $30,023,649.  Consequently, we recognized a non-cash loss on the settlement of these liabilities of $29,347,795 as compared to a non-cash loss of $5,799,500 on the issuance of 143,840 shares used to settle liabilities in the year ended June 30, 2013.

Provision for Income Taxes

We incurred taxable losses both during the years ended June 30, 2014 and 2013 and consequently no liability to taxation was incurred.

Net Loss

The net loss for the year ended June 30, 2014 was $29,998,421 as compared to $6,637,805 for the year ended June 30, 2013 due to factors described above.

Liquidity and Capital Resources

The Company had a cash balance of $1,815 at June 30, 2014 and a working capital deficit as follows:

Total current assets	$3,592
Total current liabilities	381,443
Negative working capital	$(383,851)

The Company had a net loss of $29,998,421 during the year ended June 30, 2014. Cash used in operations for the year approximated $144,000. This raises substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and to successfully implement its business plan.

Management believes that the actions presently being taken and the success of future operations may be sufficient to enable the Company to continue as a going concern.

However, there can be no assurance that the raising of equity will be successful. Failure to achieve the needed equity funding could have a material adverse effect on the Company's ability to continue as a going concern

During the year ended June 30, 2014, our principal use of cash was to fund operating expenses.  As we go forward with our new business strategy our future uses of cash will include selling expenses, inventory purchases as well as capital expenditures and the development of operations in new markets.

During the twelve months ended June 30, 2014, the Company's expenses were paid by a shareholder out of their own bank account. Accordingly there was no movement in the Company's own bank account during the year.

Net Cash Used in Operating Activities
In the year ended June 30, 2014, the Company used $144,278 for operating activities as compared to $157,262 for the year ended June 30, 2013.  Our cash flows from operating activities have been significantly impacted by the winding down of our network marketing sales model in order to better position the Company to serve retailers and ultimately, the end consumer.

Net Cash Provided By (Used In) Investing Activities
During the year ended June 30, 2014, we neither used, nor generated, cash from investing activities. By comparison in the year ended June 30, 2013 we used $595 in the purchase of furniture and office equipment.

Net Cash Provided by Financing Activities
In the year ended June 30, 2014, net cash provided by financing activities was $144,278 as compared to $172,005 for the year ended June 30, 2013. In both periods funds were provided to us as non-interest bearing loans from a shareholder.

Management believes that the actions presently being taken and the success of future operations may be sufficient to enable the Company to continue as a going concern. However, there can be no assurance that the raising of equity will be successful. Failure to achieve the needed equity funding could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At June 30, 2014 and June 30, 2013, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information  requested by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED FINANCIAL STATEMENTS
SnackHealthy, Inc.
(formerly Healthient, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Snackhealthy Inc
(Formerly Healthient, Inc.)
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Snackhealthy, Inc. (formerly Healthient, Inc.)  as of June 30, 2014, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2103 and for the year then ended were audited by another auditor who expressed an unqualified opinion on September 26, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Snackhealthy, Inc. (formerly Healthient, Inc.) as of June 30, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

CUTLER & CO., LLC

Arvada, Colorado
October 22, 2014

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Healthient, Inc.
Jupiter, Florida

I have audited the accompanying consolidated balance sheets of Healthient, Inc. as of June 30, 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthient, Inc. as of June 30, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
September 26, 2013	RONALD R. CHADWICK, P.C.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Consolidated Balance Sheets

	June	June
	30, 2014	30, 2013

ASSETS
Current Assets
Cash	$1,815	$1,815
Inventory	—	50,964
Deposits and prepaid expenses	1,777	11,226
Total Current Assets	3,592	64,005

Property and Equipment
Website costs (net of accumulated amortization)	—	37,576
Office equipment (net of depreciation)	10,809	13,723
Total Fixed Assets	10,809	51,299

Other Assets
Licensed drink (net of accumulated amortization)	1,250	3,750

Total Assets	$15,651	$119,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$43,745	$105,019
Liability for lease judgment	181,968	—
Payroll taxes	3,565	3,565
Sales tax liability	28	39
Directors' fees	67,500	180,000
Shareholder loans	84,637	382,260
Total Current Liabilities	381,443	670,883

Total Liabilities	381,443	670,883

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value 25,000,000 authorized: No shares issued	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized 5,467,380 and 174,606 shares issued and outstanding at June 30, 2014 and 2013 respectively	5,468	175
Additional paid-in capital	47,712,064	17,532,898
Deficit accumulated	(48,083,324)	(18,084,902)
Total Stockholders’ Deficit	(365,792)	(551,829)

Total Liabilities and Stockholders’ Deficit	$15,651	$119,054

The accompanying notes are an integral part of these audited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Consolidated Statements of Operations

	For the Year ended June 30, 2014	For the Year ended June 30, 2013

Revenues	$—	$161,954

Cost of revenues	—	105,672
Gross profit	—	56,282

Operating expenses

Selling expenses	—	19,952
General and administrative expenses	468,658	874,635
Liability for lease judgment	181,968	—
Loss on settlement of liabilities with equity	29,347,795	5,799,500
Total operating expenses	29,998,421	6,694,087

Operating loss	(29,998,421)	(6,637,805)

Other income (expense)	—	—

Loss before tax	(29,998,421)	(6,637,805)

Provision for income taxes	—	—

Net loss	$(29,998,421)	$(6,637,805)

Net loss per share - Basic and Diluted	$(8.11)	$(122.47)

Weighted average number of common shares outstanding - basic and fully diluted	3,700,712	54,199

The accompanying notes are an integral part of these audited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
 Statements of Changes in
Consolidated Stockholders' Deficit

	Common Shares		Additional
	Par Value	Paid-In	Deficit
	Shares (1)	$0.001	Capital	Accumulated
Balance June 30, 2012	22,897	$23	$9,510,516	$(11,447,098)	$(1,936,559)
Common stock canceled (for services)	(98)	—	(54,136)	—	(54,136)
Common stock issued for services	3,892	4	166,716	—	166,720
Shares issued for settlement of lawsuit	143,840	144	7,562,356	—	7,562,500
Share issued for convertible note	4,075	4	347,446	—	347,450
Net loss	—	—	—	(6,637,805)	(6,637,805)
Balance June 30, 2013	174,606	175	17,532,898	(18,084,903)	(551,830)
Common shares issued for services	29,666	29	160,781	—	160,810
Common shares issued for settlement of liabilities	251,875	252	639,434	—	639,686
Common shares issued for settlement of liabilities - related parties	5,010,947	5,011	29,378,952	—	29,383,963
Fractional shares issued (100-1 split)	286	—	—	—	—
Net loss	—	—	—	(29,998,421)	$(29,998,421)
Balance June 30, 2014	5,467,380	$5,467	$47,712,065	$(48,083,324)	$(365,792)

(1) As restated for the October 1, 2012 50:1 and October 28, 2013 100:1 reverse splits.

The accompanying notes are an integral part of these audited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Consolidated Statements of Cash Flows

	For the Year ended June 30, 2014	For the Year ended June 30, 2013
Cash Flows from Operating Activities
Net loss	$(29,998,421)	$(6,637,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,914	3,250
Amortization of websites and licensed drink	40,076	62,832
Loss on settlement of liabilities for equity	29,347,795	5,843,500
Shares issued for services	160,810	447,809
Changes in operating assets and liabilities
Decrease in inventory	50,964	84,522
Increase in directors' fees payable	67,500	90,000
Decrease in deposits and prepaid expenses	9,448	—
Decrease in sales tax payable	(10)	(1,461)
Decrease in accrued payroll	—	285
Increase (decrease) in account payable	174,646	(50,193)
Net Cash Used in Operations	(144,278)	(157,262)

Cash Flows from Investing Activities
Furniture and office equipment	—	(595)
Net Cash Used in Investing Activities	—	(595)

Cash Flows from Financing Activities
Shareholder loans advanced	144,278	172,005
Net Cash Provided by Financing Activities	144,278	172,005

Net Decrease in Cash	—	14,148

Cash - Beginning of Period	1,815	(12,333)

Cash - Ending of Period	$1,815	$1,815

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$160,810	$447,809
Shares issued for services directors' fees payable	$180,000	$—
Shares issued for liabilities	$53,853	$12,225
Shares issued to pay shareholder loans	$442,001	$—
Shares issued in settlement of lawsuit	$7,562,500
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these audited financial statements.

SNACKHEALTHY, INC.
(FORMERLY HEALTHIENT, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

SnackHealthy, Inc. markets and distributes organic and all-natural healthy food products. The Company offers a portfolio of healthy foods and beverages that are organic, all-natural, low-calorie, and free from artificial sweeteners; created for consumption over several eating occasions daily. SnackHealthy continues to pursue its mission of developing and distributing great tasting nutritious snacks, and beverages under the SnackHealthy brand. Healthient, a division of SnackHealthy, Inc. plans to focus on providing organic, natural and gourmet food products to large retailers and club stores in the U.S.

Note 2.  Significant Accounting Policies

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Reclassifications
Certain amounts previously presented for prior year have been reclassified. The reclassifications had no effect on net loss, total assets, or shareholders' deficit.

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

Going Concern
The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $29,998,421 during the year ended June 30, 2014. Cash used in operations for the year approximated $144,000. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and to successfully implement its business plan.

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

At June 30, 2014 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number diluted shares because their effect would be anti-dilutive as the Company realized losses all periods presented in these financial statements.

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

Property and equipment was as follows:

	June 30, 2014	June 30, 2013
Website	$181,008	$181,008
Amortization	181,008	143,432

Total	$-	$37,576

Conputers and furniture	$22,165	$22,165
Depreciation	11,356	8,442

Total	$10,809	$13,723

Note 4 . Other Assets

	June 30, 2014	June 30, 2013
License for drink	$7,500	$7,500
Amortization	6,250	3,750

Total	$1,250	$3,750

The Company’s license for drink is being amortized over three years.

Note 5.  Commitments and Contingencies

Lease Commitments
The Company gave up its leased office space in Jupiter, Florida in January 2014, and acquired a new office lease in Newport Beach, California. The Florida leaseholder obtained a judgment in the amount of $181,968 for the remainder of the monthly lease payments through June 2016 pursuant to the terms of the lease agreement plus legal fees of $1,487. The Company has recorded the full amount of the judgment, however believes that when the facility is re-leased it may not have to pay the full amount. Upon the leaseholder’s execution of a new lease with a new tenant, the Company plans to file for the release of the amount of the judgment over and above the actual loss incurred by the leaseholder. There is no guarantee the property will be re-leased or that such a filing will be successful and that the Company will be able to mitigate its loss in this way.

The Company’s Newport Beach, California lease term is one year commencing January 2014 at the rate of $1,439 per month. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available at this facility if needed. We have no assurance that future terms would be as favorable as our current terms.

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

During the year ended June 30, 2013, the Company issued 14,384,000 shares of common stock with a market value of $7,562,500 in payment of the settlement. $1,719,000 was in satisfaction of the settlement payable and $5,843,000 was recognized as a loss on the settlement of this liability, which was netted to $5,799,000 by forgiven amounts of $44,000. At June 30, 2014 there is a balance of 4,716,000 common shares remaining to be issued under the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company’s recent reversed spilt in the number of its issued and outstanding shares of common stock.

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages.  The Company considers the lawsuit without any merit and will defend it vigorously.  On September 18, 2013, the plaintiff filed a motion to compel early mediation.  In February 2014 the parties attended a settlement conference; however, no settlement could be reached. As of June 30, 2014 the case was still pending.

On October 8, 2014, a former Director pled not guilty to charges by the U.S. Attorney’s office of 15 U.S.C. Sections 77e and 77x (Illegal Sales of Unregistered Securities) and 18 U.S.C. Section 2 (Aiding and Abetting and Causing an Act to be Done). The alleged violation pertains to January, 2012 when the Director caused the Company to issue shares of common stock pursuant to the Company's 2010 Equity Compensation Plan, as amended, registered on the registration statement on Form S-8, purportedly for certain consulting services provided to the Company.  According to the charges, the actual intended purpose of such stock issuances was to raise capital for the Company through the sale of its stock. Shares registered on Form S-8 cannot be used by the issuer to raise capital for the issuer or to promote the issuer's stock price and are limited for the issuance to the issuer's employees, consultants, and advisors for bona fide services to the company. Our current management was not involved, had no knowledge of these allegations, and is conducting a thorough review and investigation of its policies and compliance procedures to discover any deficiencies in its internal controls.

On July 24, 2014, the Company, its Chairman and Chief Financial Officer received subpoenas from the Securities Exchange Commission (the “SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of PEI Worldwide and Certain Other Issuers, File No. HO 11576 and that the subpoena was issued to the Company, its Chairman and CFO as part of the foregoing investigation.   The Company has no knowledge of PEI Worldwide.  The SEC’s subpoena and accompanying letter do not indicate whether the Company (or its Chairman and CFO, respectively) is, or is not, under investigation.  The Company has contacted the SEC’s staff regarding the subpoenas, and the Company is cooperating with the SEC.

Note 6.  Stockholders’ Deficit
The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

On October 1, 2012 and October 28, 2013, the Company effected respectively a 50 to 1 and a 100 to 1 reverse split of its common stock that has been reflected in the Stockholders’ Deficit.

During the year ended June 30, 2014, the Company issued a total of 5,292,774 shares of common stock valued at $30,184,439 as follows:

	Number of	Market
	shares	value
Shares issued in settlement of shareholder loans	2,231,596	$13,523,547
Shares issued in settlement of accounts payable	261,875	654,687
Shares issued for independent contractor services	29,666	160,610
Shares issued in settlement of directors’ fees payable	2,769,351	15,925,415
Fractional shares issued (100:1 split)	286	-
	5,292,774	$30,264,259

The Company used market price on date of issuance as fair market value.

At December 31, 2013 the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company’s recent reversed spilt in the number of its issued and outstanding shares of common stock.

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

There were no warrants or stock options outstanding during the year ended June 30, 2014 or 2013. All warrants issued in prior periods expired without being exercised.

Note 7.  Loans from Directors and Shareholders
During the year ended June 30, 2014, directors’ fees payable of $180,000 and loans from shareholders in the amount of $442,001 were settled by the issuance of 2,769,637 and 2,231,596 shares of our common stock, respectively.

During the twelve months ended June 30, 2014 shareholder advanced the Company an additional $84,637 which is non-interest bearing and due on demand.

Note 8.  Income Taxes
The components of the deferred tax asset are as follows:

	March 31, 2014	June 30, 2013
Deferred tax assets
Net operating loss carry-forward	$9,200,000	$3,263,000
Valuation allowance	(9,200,000)	(3,263,000)

Net deferred tax assets	$-	$-

The Company had available approximately $46,322,000 at June 30, 2014 and $16,319,000 at June 30, 2013 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at June 30, 2014 and June 30, 2013 respectively:

Statutory rate	35%
State taxes, net of Federal tax benefit	6%
Net operating loss carry-forward	(41)%

Federal effective tax rate	(-)%

Note 9.  Subsequent Events

The Company has evaluated all events that occurred after June 30, 2014 through the date when the financial statements were issued on October 22, 2014 to determine if they must be reported.  The Management of the Company determined that there were no material subsequent events to be disclosed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-l5(e)) under the Securities Exchange Act of 1934,as amended [the "Exchange Act"]) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company, and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15(f) and 15d-15(f), due to certain material weaknesses in our internal control over financial reporting as discussed below.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of June 30, 2014, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•
The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting.  We currently do not have independent directors on our Board of Directors to review and oversee the financial policies and procedures of the Company.

•	We do not have a functional audit committee since our Board of Directors acts as the audit committee.
•
We have not achieved the desired level of documentation of our internal controls and procedures.  When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to establish an Audit Committee with an independent director due its limited financial resources. When the Company obtains sufficient funding, Management intends to add establish its Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

• Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;
• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name	Age	Position	Since
Richard Damion Katherine West Katherine West William Lindberg	71 44 44 82	Chief Executive Officer Chief Executive Officer Chairman of the Board Chief Financial Officer	01/28/2014 10/05/2010 - 01/28/2014 01/28/2014 10/05/2010

William Alverson	49	Chairman of the Board	10/05/2010 - 1/28/2014

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

Richard Damion – Director, President and Chief Executive Officer of SnackHealthy, Inc.

Mr. Damion has more than 35 years of experience in manufacturing, sales and distribution of food and beverage products. From November of 2009 to November of 2013, he has been a director of Newport Digital Technologies in Newport Beach, California; from 2008 to July 2009, he acted as the CEO and Chairman of said company. From 1995 until 2008, he served as the CEO and Chairman of International Food Products Group, Inc. in Newport Beach, California.

Katherine West – Director of SnackHealthy, Inc., Former President and Former Chief Executive Officer of Healthient, Inc. and SnackHealthy, Inc.

Ms. West served as Chief Executive Officer of the company from October 5, 2010 through January 28, 2014 at which time she was responsible for the oversight of the management team and entire day-to-day operations of Healthient, Inc. and its subsidiary, SnackHealthy, Inc. Beginning in January of 2014, Ms. West began serving in the capacity as the Chairman of the Board of Directors of SnackHealthy, Inc.  She has extensive knowledge in direct sales, executive management and public company experience having served for Travelstar on the Board of Directors and having held the titles of Executive Vice President and Chief Financial Officer.

From 1998 to 2002, Ms. West served as the COO of WMA & Associates. WMA provided early stage financing and led the public offerings of Baby Genius and FreeRealTime.com. From 2002 to 2008, at Travelstar, Inc., Ms. West was a founder of the company and held various roles including Executive Vice President, Chief Financial Officer and also served on the Board of Directors. The Company went public in 2004.  As Executive Vice President, she managed the day-to-day operations including 36 employees and over 500 travel agents. The Company grew from a start-up to $80,000,000 in annual sales in just 4 years. In late 2008, the Company was forced to close its doors after losing its contract with its major supplier and could not recover during the world economic crisis and financial market meltdown of that period. In connection with her tenure as a director and executive officer, Ms. West was named in the involuntary bankruptcy proceeding filed in 2008. In September, 2011, the trustee filed for the dismissal of the case against Ms. West.  Ms. West lives in Jupiter, Florida with her husband Bill and their four children. Outside of her work at SnackHealthy, Kathy enjoys taking care of her family, running and playing tennis.

William Lindberg - Chief Financial Officer

Mr. Lindberg is responsible for the Company's finance functions, including tax, financial planning, treasury, accounting, procurement, and internal audit, and investor relations audit. His prior experience includes serving in executive financial positions at both public and private companies. Early in his career, Mr. Lindberg was a Certified Public Accountant at Arthur Anderson & Co. for approximately 20 years assigned to its offices in Montevideo, Buenos Aires, and Santiago.

William M. Alverson – Former Director

William Alverson served as the Director of the Company (in his capacity as the Chairman of the Board of Directors) and senior executive of Healthient and SnackHealthy from October 5, 2010 through January 28, 2014. He started his career in the financial industry in 1989 where he worked as a financial advisor at American Express. In 1993, Mr. Alverson founded Newport Beach, California based investment bank, WMA & Associates. Mr. Alverson served as Chairman and CEO providing first round financings and advisory services to both private and public companies. Major investments included Travelmax, Inc., Admore Memory, Freerealtime.com, Genius Products and Travelstar.  In 1995, as the largest investor and shareholder of Travelmax, he assumed the role of CEO. Under Mr. Alverson’s watch, the company grew from seven employees to 220 employees in less than one year, supporting over 44,000 agents nationwide. In 1997, Mr. Alverson was involved in an off-road racing accident in Mexico that left him temporarily paralyzed with a broken back. As a result of the injury and one-year rehabilitation, Mr. Alverson stepped down as CEO moving away from the day-to-day management of the company and sold off the majority interest in his holdings. In 1998, he returned to work resuming his role as CEO of WMA & Associates. Over the next several years, Mr. Alverson, and his team of investment bankers began investing in start-ups. WMA provided early stage financing and led the public offerings of Baby Genius and FreeRealTime.com.  In 2004, Mr. Alverson led Travelstar, Inc.’s growth from start up to $80,000,000 in annual sales in 4 years.  In late 2008, the Company was forced to close its doors after losing its contract with its major supplier and could not recover in the world economic crisis and financial market meltdown of that period. In connection with his tenure as a director and executive officer, Mr. Alverson was named in the involuntary bankruptcy proceeding filed in 2008. In September, 2011, the trustee filed for the dismissal of the case against Mr. Alverson.  In July of 2014, Mr. Alverson was charged by the U.S. Attorney’s office with violation of 15 U.S.C. Sections 77e and 77x (Illegal Sales of Unregistered Securities) and 18 U.S.C. Section 2 (Aiding and Abetting and Causing an Act to be Done). In October of 2014, Mr. Alverson pled not guilty to the charges (see Legal Proceedings).  Mr. Alverson resigned his position as Director in January 2014.  Mr. Alverson is married to Ms. West.

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

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934, which requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Board Leadership Structure and Role on Risk Oversight

Ms. West and Mr. Damion currently serve as our principal executive officers and directors of the Company. We have determined this leadership structure was duly appropriate for us because of our small size, limited operations and resources. The Board will continue to evaluate our leadership structure and modify as deemed appropriate based on size, resources and operations of the Company. It is anticipated that our Board will establish procedures and guidelines to determine an appropriate role for members of the Board in risk oversight function of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS

Our code of business conduct and ethics, as approved by our board of directors, can be obtained from the Company by writing a request to our corporate office.

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

Summary Compensation Table for 2014 and 2013 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)(4)	Option Awards ($)	All Other Compensation ($(2))	Total ($)
Richard Damion	2014	_	_	_	_	_	_
President and CEO (1)	2013	_	_	_	_	_	_
Katherine West President and CEO (2)	2014	_	_	_	_	_	_
Chairman of the Board	2013	9	_	_	_	10	9

William Alverson	2014	_	_	_	_	_	_
Chairman of the Board (5)	2013	9	_	_	_	10	9
William Lindberg	2014	7,195	_	13,703	_	_	_
Chief Financial Officer	2013	6,000	_	10,300	_	_	16,300

(1)	Mr. Damion began working with the Company in 2013 and was appointed President and CEO in January 2014.

(2)	Ms. West resigned the position of President and CEO in January 2014 and became Chairman of the Board.

(3)	In the year ended 2013 Mr. Lindberg was issued 70,000 shares of common stock of the Company at the price per share of $0.10 pursuant to the Company’s Equity Compensation Plan of 2010, as amended.

(4)	In the year ended 2014 Mr. Lindberg was issued 10,000 shares of common stock of the Company at the price per share of $1.37 pursuant to the Company’s Equity Compensation Plan of 2010, as amended.

(5)	January 2014 Mr. Alverson resigned his position as Director and Chairman of the Board of SnackHealthy, Inc.

Outstanding Equity Awards

The table below shows all outstanding equity awards held by our Named Executive Officers at the end of the fiscal year ended June 30, 2014.

Outstanding Equity Awards at 2014 Fiscal Year End

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Grant Date	Option Exercise Price ($)	Option Expiration Date
Richard Damion	_	_	_	_	_
Katherine West	_	_	_	_	_

William Lindberg	_	_	_	_	_
William Alverson	_	_	_	_	_

COMPENSATION OF DIRECTORS

The table below summarizes the compensation earned by directors for services during the fiscal year ended June 30, 2014. Please also see Item 13 Certain Relationships and Related Transactions and Note 8 to the Financial Statements.

Director Compensation

For Fiscal Year Ended June 30, 2014

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Richard Damion		-		-		-		-
Katherine West	-		-		45,000(1)		45,000
William Alverson	-		-		22,500(2)		22,500

(1)	The company recorded a payable for shares of common stock to Ms. West for her services as a director valued at $45,000 pursuant to the Company's 2010 Equity Compensation Plan, as amended.

(2)
The company recorded a payable for shares of common stock to Mr. Alverson for his services as a director through January 2014 valued at $22,500 pursuant to the Company's 2010 Equity Compensation Plan, as amended.

The Company reimburses each Director for reasonable expenses such as travel and out-of-pocket expenses in attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment agreements with the Company's key employees at this time. As of June 30, 2014 the employment agreement for Mr. Damion, the Company’s Chief Executive Officer, had not been finalized.

EQUITY COMPENSATION PLAN INFORMATION

In fiscal year 2011, the Company adopted its 2010 Equity Compensation Plan (the "Plan") which was registered on the registration statement on Form S-8. The Company registered 8,500,000 shares of its common stock.  The Plan was amended in January 2012, and the Company registered an additional 12,000,000 shares of its common stock.  Pursuant to the Plan, the Company issued a total of 6,762,143 shares of its common stock to employees, as that term is defined under the Plan. As of October 26, 2012, the Plan was amended, and the Company registered an additional 2,000,000 shares of its common stock. As of June 30, 2013, there were no shares of common stock remaining for issuance under the Plan. The Plan was amended in November 2013, in which the Company registered an additional 1,000,000 shares of its common stock. As of June 30, 2014, there were 708,459 shares of common stock remaining for issuance under the Plan. This amount does not include an additional amount of 1,000,000 shares which was approved by the Company in September, 2013, and which amount has not been registered on Form S-8 at this time.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our current directors; (iii) each of our executive officers set forth in the Summary Compensation Table; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the address for each person is 620 Newport Center Drive, Suite 1100, Newport Beach, CA 92660.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock underlying options or warrants held by such person that are exercisable within 60 calendar days of September 19, 2014 but excludes shares of common stock underlying options or warrants held by any other person.  Percentage of beneficial ownership is based on 5,467,380 shares of common stock issued and outstanding as of September 19, 2014.

	Beneficial Ownership	Percentage
	of Common Stock (1)	of Ownership
Katherine West Director, Chairman of the Board of Directors former CEO and President	4,331,493 (2)	79.22%

Richard Damion Director, CEO and President	-	-

William Lindberg	-	-
Chief Financial Officer

William Alverson Former Chairman of the Board of Directors	1,016 (3)	0.02%

TOTAL	4,332,509	79.24%

(1) Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after September 19, 2014 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2) Ms. West holds 4,160,322 of her shares of common stock in Northeast Capital Group, LLC. and 116,425 of her shares of common stock in Panacea Holdings, Inc., the companies she owns and controls.

(3) Mr. Alverson holds 106 of his shares of common stock in MPB & Associates. Inc. a company he owns and controls.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plan (1) as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation
plans approved by	-	$-	708,459(2)
security holders

Equity compensation
plans not approved by	-	$-	-
security holders

Total	-	$-	708,459(2)

(1)
The Company’s Board of Directors and its shareholders adopted and approved the 2010 Equity Compensation Plan in the amount of 8,500,000 shares of common stock in October, 2010 (the "Plan"). The Plan was amended and the authorized amount of the shares issuable under the Plan was subsequently increased for an additional issuance of 12,000,000 in January, 2012, an additional 2,000,000 shares in October, 2012 and an additional 2,000,000 shares in September, 2013. Our shareholders approved all the amendments to the Plan to authorize the additional shares in September, 2013.

(2)	This amount does not include an additional amount of 1,000,000 shares which was approved by the Company in September, 2013, and which amount has not been registered on Form S-8 at this time.

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The transfer agent for the Company’s common stock is Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117. Their telephone number is (801) 272-9294 and their website is www.interwesttc.com.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2013 the Company accrued $67,500 for the fees of two Directors (see Executive Compensation).

The Company had shareholder loans of $84,637 at June 30, 2014 and $382,260 at June 30, 2013 which are non-interest bearing and due on demand.

During the year ended June 30, 2014, directors’ fees payable of $180,000 and loans from shareholders in the amount of $442,001 were settled by the issuance of 2,769,637 and 2,231,596 shares of our common stock, respectively.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2014, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $120,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C. and Cutler & Co, LLC for the year ended June 30, 2014:

Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014

2014
Audit Fees: (1)	$15,000
Audit-Related Fees: (2)	4,500
Tax Fees: (3)	--
All Other Fees: (4)	--

Total	$16,000

(1) Audit Fees: Fees for professional services performed by Ronald R. Chadwick, P.C. for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8 for the year ended June 30, 2014.

(2) Audit-Related Fees: Fees for the review of Form 10-Q for the first and second quarters of the year ended June 30, 2014.

(3) Tax Fees: Ronald R. Chadwick, P.C. did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

(4) All Other Fees: Ronald R. Chadwick, P.C. did not provide other permissible work for us that did not meet the above category descriptions.

Culter & Co. LLC
12191 W. 64th Avenue, Suite 205B
Arvada, CO  80004
For the year ended June 30, 2014

2014
Audit Fees: (1)	$0
Audit-Related Fees: (2)	1,500
Tax Fees: (3)	--
All Other Fees: (4)	--

Total	$1,500

(1) Audit Fees

(2) Audit-Related Fees: Fees for the review of Form 10-Q for the third quarter for the year ended June 30, 2014.

(3) Tax Fees: Cutler & Co, LLC. did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

(4) All Other Fees: Cutler & Co. LLC did not provide other permissible work for us that did not meet the above category descriptions.

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

Date: October 24, 2014	SNACKHEALTHY, INC.

	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Damion	President and CEO	October 24, 2014
Richard Damion	(PRINCIPAL EXECUTIVE OFFICER)

/s/ William Lindberg William Lindberg	Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)	October 24, 2014

/s/ Katherine West	Director	October 24, 2014
Katherine West