Form 10-Q
period 2014-09-30
Healthient, Inc.
filed 2014-11-19
CIK 1137005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 5,467,380 as of November 19, 2014. The registrant has no outstanding non-voting common equity.

SNACKHEALTHY, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2014 TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of SnackHealthy, Inc., (formerly Healthient, Inc.) ("the Company", "the Registrant" "we", "us" or "our") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statement for the year ended June 30, 2014 included in the 10-K filed on October 24, 2014.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2014 and its results of operations and its cash flows for the three months ended September 30, 2014 and 2013.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Balance Sheets

	(Unaudited)	(Audited)
	September	June
	30, 2014	30, 2014
ASSETS

Current Assets
Cash	$1,815	$1,815
Deposits and prepaid expenses	1,777	1,777
Total Current Assets	3,592	3,592

Property and Equipment
Website costs (net of accummulated amortization)	—	—
Office equipment (net of accumulated depreciation)	10,097	10,809
Total Fixed Assets	10,097	10,809

Other Assets
Licensed drink (net of accummulated amortization)	625	1,250

Total Assets	$14,314	$15,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$65,188	$43,745
Accrued expense	1,654	28
Liability for lease judgment	181,968	181,968
Payroll taxes	3,565	3,565
Directors’ fees	67,500	67,500
Shareholder loans	118,791	84,637
Total Current Liabilities	438,666	381,443

Total Liabilities	438,666	381,443

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized 5,467,380 issued and outstanding at September 30, 2014 and at June 30, 2014, respectively	5,467	5,467
Additional paid-in capital	47,712,065	47,712,065
Accumulated deficit	(48,141,884)	(48,083,324)
Total Stockholders’ Deficit	(424,352)	(365,792)

Total Liabilities and Stockholders’ Deficit	$14,314	$15,651

The accompanying notes are an intergral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Revenues	$—	$—

Operating expenses
General and administrative expenses	58,560	64,360
Loss on settlement of liabilities with equity	—	2,040,000
Total operating expenses	58,560	2,104,360

Operating loss	(58,560)	(2,104,360)

Provision for income taxes	—	—

Net loss	$(58,560)	$(2,104,360)

Net loss per share: Basic and Diluted	$(0.01)	$(8.68)

Weighted average number of common shares outstanding - Basic and Fully Diluted	5,467,380	242,434

The accompanying notes are an integral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Statement of Changes in Stockholders’ Deficit

	Common	Shares	Additional		Total
		Par Value	Paid-In	Accumulated	Stockholders’
	Shares (1)	$0.001	Capital	Deficit	Deficit
Balance June 30, 2013 - audited	174,606	$175	$17,532,898	$(18,084,903)	$(551,830)

Common shares issued for services	29,666	29	160,781	—	160,810

Common shares issued for settlement of liabilities	251,875	252	639,434	—	639,686

Common shares issued for settlement of liabilities-related parties	5,010,947	5,011	29,378,952	—	29,383,963

Fractional shares issued (100-1 split) on reverse split	286	—	—	—	—

Net loss for the year	—	—	—	(29,998,421)	(29,998,421)

Balance June 30, 2014 - audited	5,467,380	5,467	47,712,065	(48,083,324)	(365,792)

Net loss for the period	—	—	—	(58,560)	(58,560)

Balance September 30, 2014 - unaudited	5,467,380	$5,467	$47,712,065	$(48,141,884)	$(424,352)

(1) As restated for the October 1, 2012 50:1 and October 28, 2013 100:1 reverse splits.

The accompanying notes are an integral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months ended September 30, 2014	For the Three Months ended September 30, 2013
Cash Flows from Operating Activities
Net loss	$(58,560)	$(2,104,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	712	748
Amortization of w ebsites and licensed drink	625	15,718
Loss on settlement of liabilities for equity	—	2,040,000
Changes in operating assets and liabilities
Increase in account payable	21,443	5,962
Increase (decrease) in accured liabilities	1,626	(10)
Net Cash Used in Operations	(34,154)	(41,942)

Cash Flows from Investing Activities	—	—
Net Cash Provided by (Used in) Financing Activities	—	—

Cash Flows from Financing Activities
Shareholder loans advanced	34,154	41,942
Net Cash Provided by Financing Activities	34,154	41,942

Net Decrease in Cash	—	—

Cash - Beginning of Period	1,815	1,815

Cash - Ending of Period	$1,815	$1,815

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued to pay shareholder loans	$—	$200,000
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS
For the three months ended September 30, 2014 and 2013
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

Reclassifications
Certain amounts previously presented for prior year have been reclassified. The reclassifications had no effect on net loss, total assets, or stockholders' deficit.

Financial Instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and due to related parties, as reported in the accompanying balance sheets, approximates fair value due to the short term nature of these financial instruments.

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

Revenue Recognition
Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, products are shipped, which is when title and risk of loss pass to the customer and collectability of the amount is reasonably assured.  Specifically, revenue is recognized when products are shipped, which is when title and risk of loss pass to the customer. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

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

Going Concern
The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $58,560 during the three months ended September 30, 2014 and cash used in operations for the three months approximated $34,154. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and to successfully implement its business plan.

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

At September 30, 2014 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number diluted shares because their effect would be anti-dilutive as the Company realized losses all periods presented in these financial statements.

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

Property and equipment was as follows:

	September 30,2014	June 30, 2014
Website	$181,008	$181,008
Amortization	181,008	143,432
Total	$-	$37,576

Office equipment	22,165	22,165
Depreciation	12,068	8,442
Total	$10,097	$13,723

Note 4 . Other Assets

	September 30, 2014	June 30, 2014
License for drink	$7,500	$7,500
Amortization	6,875	3,750
Total	$625	$3,750

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

During the year ended June 30, 2013, the Company issued 14,384,000 shares of common stock with a market value of $7,562,500 in payment of the settlement. $1,719,000 was in satisfaction of the settlement payable and $5,843,000 was recognized as a loss on the settlement of this liability, which was netted to $5,799,000 by forgiven amounts of $44,000. At September 30, 2014 there is a balance of 4,716,000 common shares remaining to be issued under the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company’s recent reversed spilt in the number of its issued and outstanding shares of common stock.

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages.  The Company considers the lawsuit without any merit and will defend it vigorously.  On September 18, 2013, the plaintiff filed a motion to compel early mediation.  In February 2014 the parties attended a settlement conference; however, no settlement could be reached. As of September 30, 2014 the case was still pending.

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

On October 1, 2012 and October 28, 2013, the Company effected, respectively, a 50 to 1 and a 100 to 1 reverse split of its common stock that has been reflected in the Stockholders’ Deficit.

During the three months ended September 30, 2014, the Company issued no new shares of common stock.

At September 30, 2014 the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company’s recent reversed spilt in the number of its issued and outstanding shares of common stock.

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

There were no warrants or stock options outstanding September 30, 2014. All warrants issued in prior periods expired without being exercised.

Note 7.  Loans from Directors and Shareholders
During the three months ended September 30, 2014, shareholder advanced the Company an additional $34,354 which makes total loans payable of $118,781 due that are non-interest bearing and due on demand.

Note 8.  Income Taxes
The components of the deferred tax asset are as follows:

	September 30,2014	June 30,2014
Deferred tax assets
Net operating loss carry-forward	$9,208,000	$9,200,000
Valuation allowance	(9,208,000)	(9,200,000)

Net deferred tax assets	$-	$-

The Company had available approximately $46,362,000 at September 30,2014 and  $46,322,000 at June 30, 2014 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at September 30, 2014 and June 30, 2014 respectively:

Statutory rate	35%
State taxes, net of Federal tax benefit	6%
Net operating loss carry-forward	(41)%

Federal effective tax rate	(-)%

Note 9.  Subsequent Events

The Company has evaluated all events that occurred after September 30, 2014 through the date when the financial statements were issued on November 19, 2014 to determine if they must be reported.  The Management of the Company determined that there were no material subsequent events to be disclosed.

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set in this report under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.

Forward-looking statements in this report speak only as of the date hereof, and forward- looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

During 2013, we began to implement our strategic plan, which provides for future growth of our existing core brands through a new expanded distribution method, innovation and advertising. Our primary focus was on decreasing general and administrative costs associated with network marketing and improving sales and profit margins through pricing strategies and enhanced packaging and product configuration. To accomplish this we began the process of winding down the network marketing sales in order to better position the Company to serve retailers and ultimately, the end consumer. We completed this project in the last quarter of fiscal 2014 and the Company is now prepared to focus on mass retail distribution.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and due to related parties, as reported in the accompanying balance sheets, approximates fair value due to the short term nature of these financial instruments

Long-Lived Assets

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

Revenue Recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, products are shipped, which is when title and risk of loss pass to the customer and collectability of the amount is reasonably assured. Specifically, revenue is recognized when products are shipped, which is when title and risk of loss pass to vendors or retailers who are the Company’s customers. The Company requires payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to are recorded as deferred revenue. The Company generally does not provide rebates or selling discounts to vendors or retailers who purchase its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $58,560 for the three months ended September 30, 2014. Cash used in operations for the three months approximated $34,154. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

At September 30, 2014 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number diluted shares because their effect would be anti-dilutive as the Company realized losses all periods presented in these financial statements.

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

The three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue

The Company has begun the process of revising its sales method from network marketing sales through individual brand partners to direct to consumer and retail sales at the end of its fiscal year June 30, 2013. As such, the Company had no revenues during the three months ended September 30, 2014 or 2013.

Cost of Revenues

As the Company had no revenues during the three months ended September 30, 2014 and 2013, it also had no cost of revenues during these periods.

Gross Profit

As the Company had no revenues during the three months ended September 30, 2014 and 2013, it also had no gross profit during these periods.

Selling Expenses

As the Company had no revenues during the three months ended September 30, 2014 and 2013, it also had no selling expenses during these periods.

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended September 30, 2014 and 2013:

	GENERAL AND
	ADMINISTRATIVE
	9/30/2014	9/30/2013

Salaries and w ages	$-	$8,376
Independent contractors	-	2,500
Professional fees	10,616	15,435
Technology	2,419	2,492
Travel and entertainment	20,249	1,903
Office expenses	466	1,962
Telephone	715	796
Rent	5,064	12,242
Amortization	625	15,718
Depreciation	712	746
Other	17,694	2,190

	$58,560	$64,360

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring opportunities in foreign markets.  Our general and administrative expenses for the three months ended September 30, 2014 were about $5,800 less than for the three months ended September 30, 2013 primarily due to reductions in salaries, professional fees, rent, amortization of websites, offset by the increase in required travel in order to secure mass retail sales and an adjustment to the expense we recognized relating to the judgment in respect of the lease of our former office space.

Settlement of Liabilities with Equity

During the three months ended September 30, 2013, the Company issued 226,667 common shares for directors’ compensation valued at $2,040,000. This was subsequently reclassified as settlement of liabilities with equity as the shares were issued to settle outstanding balances of directors’ fees payable rather than as new compensation for directors. There was no comparable transaction during the three months ended September 30, 2013.

Provision for Income Taxes

We incurred taxable losses; consequently no liability to taxation was incurred during the three months ended September 30, 2014 or 2013.

Net Loss

The net loss for the three months ended September 30, 2014 was $58,560 as compared to $2,104,360 for the three months ended September 30, 2013, largely due to non-cash loss on settlement of liabilities with equity of $2,040,000.

Liquidity and Capital Resources

The Company had a cash balance of $1,815 at September 30, 2014 and a working capital deficit as follows:

Total current assets	$3,592
Total current liabilities	438,666
Working capial deficit	(435,074)

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

Cash Flows

During the three months ended September 30, 2014 and 2013, the Company's operating expenses were paid by a shareholder out of their own bank account in the amounts of $34,154 and $41,942, respectively. Accordingly there was no movement in the Company's own bank account during the period.

Off-Balance Sheet Arrangements

At September 30, 2014 we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2014, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to establish an Audit Committee with an independent director due its limited financial resources. When the Company obtains sufficient funding, Management intends to add establish its Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

●	Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 1A - RISK FACTORS

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014 the Company had no sales of unregistered equity securities.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2014 the Company had no senior securities issued and outstanding.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5 OTHER INFORMATION

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

SNACKHEALTHY,INC.

Date: November 19, 2014	By:	/s/ Richard Damion
Richard Damion
Chief Executive
Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer