Form 10-Q
period 2014-12-31
SnackHealthy, Inc.
filed 2015-02-17
CIK 1137005

SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ________________

Commission File Number: 333-59114

SNACKHEALTHY, INC.
(Exact name of small business issuer as specified in charter)

Nevada	33-0730042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

620 Newport Center Drive, Suite 1100 Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

(949) 719-2491

(Issuer's Telephone number, including area code)

_________________________________________________________________

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

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 11,161,030 as of February 13, 2015. The registrant has no outstanding non-voting common equity.

SNACKHEALTHY, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2014 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	December	June
	31, 2014	30, 2014

ASSETS
Current Assets
Cash	$1,815	$1,815
Deposits and prepaid expenses	1,777	1,777
Total Current Assets	3,592	3,592

Property and Equipment
Website costs (net of accummulated amortization)	-	-
Office equipment (net of accumulated depreciation)	9,385	10,809
Total Fixed Assets	9,385	10,809

Other Assets
Licensed drink (net of accummulated amortization)	-	1,250

Total Assets	$12,977	$15,651

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$98,381	$43,745
Accrued expense	1,654	28
Liability for lease judgement	181,968	181,968
Payroll taxes	3,565	3,565
Directors' fees	67,500	67,500
Shareholder loans	127,146	84,637
Total Current Liabilities	480,214	381,443

Total Liabilities	480,214	381,443

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 Par value, 25,000,000 authorized:
No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized
5,482,380 and 5,467,380 shares issued and outstanding
at December 31 and June 30, 2014, respectively	5,482	5,467
Additional paid-in capital	47,756,300	47,712,065
Deficit accumulated	(48,229,019)	(48,083,324)
Total Stockholders' Defict	(467,237)	(365,792)

Total Liabilities and Stockholders' Deficit	$12,977	$15,651

The accompanying notes are an integral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the six months ended December 31, 2014	For the six months ended December 31, 2013

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating Expenses
Selling expenses	-	-	-	2,188
General and administrative expenses	87,135	130,130	145,695	192,303
Loss on settlement of liabilities with equity	-	27,387,797	-	29,427,796
Total operating expenses	87,135	27,517,927	145,695	29,622,287

Operating loss	(87,135)	(27,517,927)	(145,695)	(29,622,287)

Provision for income taxes	-	-	-	-

Net loss	$(87,135)	$(27,517,927)	$(145,695)	$(29,622,287)

Net loss per share-basic and diluted	$(0.02)	$(7.44)	$(0.03)	$(15.00)

Weighted average number of common shares oustanding - basic and diluted	5,480,913	3,696,238	5,474,146	1,974,599

The accompanying notes are an integral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Consolidated Statements of Changes in Stockholders' Deficit

	Common Shares		Additional
		Par Value	Paid-In	Deficit	Accumulated
	Shares (1)	$0.001	Capital	Accumulated	Deficit
Balance June 30, 2013 (Audited)	174,606	$175	$17,532,898	$(18,084,903)	$(551,830)
Common shares issued for services	29,666	29	160,781	-	160,810
Common shares issued for settlement of liabilities	251,875	252	639,434	-	639,686
Common shares issued for settlement of liabilities - related parties	5,010,947	5,011	29,378,952	-	29,383,963
Fractional shares issued (100-1 split)	286	-	-	-	-
Net loss for the year	-	-	-	(29,998,421)	(29,998,421)

Balance June 30, 2014 (Audited)	5,467,380	5,467	47,712,065	(48,083,324)	(365,792)
Common shares issued for services	15,000	15	44,235	-	44,250
Net loss for the period	-	-	-	(145,695)	(145,695)

Balance December 31, 2014 (Unaudited)	5,482,380	$5,482	$47,756,300	$(48,229,019)	$(467,237)

(1) As retrospectively restated for the October 28, 2013 100:1 reverse split.

The accompanying notes are an integral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended December 31, 2014	For the Six Months ended December 31, 2013
Cash Flows from Operating Activities
Net loss	$(145,695)	$(29,622,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,424	1,490
Amortization of websites and license drink	1,250	31,436
Loss on settlement of liabilities for equity	-	29,427,796
Shares issued for services	44,250	64,500
Changes in operating assets and liabilities
Settlement of lease	-	-
Increase (decrease) in accured liabilities	19,320	(10)
Increase in accounts payable	36,942	37,435
Net Cash Used in Operations	(42,509)	(59,640)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (used in) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder loans advanced	42,509	59,640
Net Cash Provided by Financing Activities	42,509	59,640

Net Decrease in Cash	-	-
Cash - Beginning of Period	1,815	1,815
Cash - Ending of Period	$1,815	$1,815

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$42,750	$64,500
Settlement of Directors' fees for shares	$-	$180,000
Settlement of accounts payable for shares	$-	$53,853
Shares issued to pay shareholder loans	$-	$200,000
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

 SnackHealthy, Inc.

(formerly Healthient, Inc.)

FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months ended December 31, 2014 and 2013

(Unaudited)

Note 1. The Company

On October 4, 2013, Healthient, Inc. (“the Company”) changed its name to "SnackHealthy, Inc." and dissolved its sole wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation.

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

Note. 2 Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of SnackHealthy, Inc. for the three and six months ended December 31, 2014 and 2013 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC regulations. The condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2014 Annual Report on Form 10-K filed on October 27, 2014. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results expected for the year ended June 30, 2015 or of other future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SnackHealthy, Inc. until its dissolution effective October 4, 2013. All significant inter–company transactions and balances have been eliminated in consolidation

Estimates

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

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is three to seven years.

Websites Development Cost

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of a websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. All website development costs have been totally amortized at December 31, 2014.

Other Assets

The drink license is being amortized over three years.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the three and six month periods ended December 31, 2014 and 2013.

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

At December 31, 2014 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number diluted shares because their effect would be anti-dilutive as the Company realized losses all periods presented in these financial statements.

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

Note 2. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $145,695 during the six months ended December 31, 2014 and cash used in operations for the six months of $42,509. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and to successfully implement its business plan and achieve profitability.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern, however, there can be no assurance that the raising of equity will be successful or that the Company will be able to achieve profitability. Failure to achieve the needed equity funding or establish profitable operations would have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Property and Equipment

The Company started the construction of several websites, all of which have been completed and are being amortized over three years. Computers and furniture are being depreciated over three to seven years.

Property and equipment was as follows:

	December 31, 2014	June 30, 2014
Website	$181,008	$181,008
Amortization	181,008	181,008
Total	$-	$-

Office equipment	22,165	22,165
Depreciation	12,780	11,356
Total	$9,385	$10,809

Note 4. Other Assets

	December 31,2014	June 30, 2014
License for drink	$7,500	$7,500
Amortization	7,500	6,250
Total	$-	$1,250

The Company’s license for drink is being amortized over three years.

Note 5. Commitments and Contingencies

Lease Commitments

The Company gave up its leased office space in Jupiter, Florida in January 2014, and acquired a new office in Newport Beach, California. The Florida leaseholder obtained a judgment in the amount of $181,968 for the remainder of the monthly lease payments through June 2016 pursuant to the terms of the lease agreement plus legal fees of $1,487. The Company has recorded the full amount of the judgment, however believes that when the facility is re-leased it may not have to pay the full amount. Upon the leaseholder’s execution of a new lease with a new tenant, the Company plans to file for the release of the amount of the judgment over and above the actual loss incurred by the leaseholder. There is no guarantee the property will be re-leased or that such a filing will be successful and that the Company will be able to mitigate its loss in this way.

The Company’s Newport Beach, California lease term is one year commencing January 2014 at the rate of $1,439 per month. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available at this facility if needed. We have no assurance that future terms would be as favorable as our current terms. As of January 2015, the Company did not renew the lease, thereby converting to a month-to-month basis.

The Company has not invested in any real property at this time, nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Legal

In 2011 Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $92,000 plus costs. In April of 2012, the court has issued final summary judgment against the Company in the total amount of $95,500. On April 27, 2012, the court issued an order to approve a settlement of the judgment issued against the Company. According to the terms of the approved settlement, a third party and a non-party to the legal action against the Company, agreed to purchase the claim of Siesta Flow LLC. in the amount of $75,000 and additional claims against the Company from other parties, for a total amount of $95,500 in exchange for the issuance of 19,100,000 shares of common stock by the Company, subject to certain limitations on the issuance of such shares set forth in settlement. The Company has recorded the settlement agreement at the market price of the stock on the date of issuance.

During the year ended June 30, 2013, the Company issued 14,384,000 shares of common stock with a market value of $7,562,500 in payment of the settlement. $1,719,000 was in satisfaction of the settlement payable and $5,843,000 was recognized as a loss on the settlement of this liability, which was netted to $5,799,000 by forgiven amounts of $44,000. At December 31, 2014 there is a balance of 4,716,000 common shares remaining to be issued under the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company’s recent reversed spilt in the number of its issued and outstanding shares of common stock.

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. The Company considers the lawsuit without any merit and will defend it vigorously. On September 18, 2013, the plaintiff filed a motion to compel early mediation. In February 2014 the parties attended a settlement conference; however, no settlement could be reached. As of December 31, 2014 the case was still pending.

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

On July 24, 2014, the Company, its Chairman and Chief Financial Officer received subpoenas from the Securities Exchange Commission (the “SEC”) that stated that the staff of the SEC is conducting an investigation In the Matter of PEI Worldwide and Certain Other Issuers, File No. HO 11576 and that the subpoena was issued to the Company, its Chairman and CFO as part of the foregoing investigation. The Company has no knowledge of PEI Worldwide. The SEC’s subpoena and accompanying letter do not indicate whether the Company (or its Chairman and CFO, respectively) is, or is not, under investigation. The Company has contacted the SEC’s staff regarding the subpoenas, and the Company is cooperating with the SEC. As of December 31, 2014, no further communication from the SEC has been received by the Company.

Note 6. Stockholders’ Deficit

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

On October 28, 2013, the Company effected a 100 to 1 reverse split of its common stock that has been reflected in the Stockholders’ Deficit.

During the six months ended December 31, 2014 the Company issued 15,000 shares of common stock for services ($44,250).

At December 31, 2014 the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company’s recent reversed spilt in the number of its issued and outstanding shares of common stock.

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

There were no warrants or stock options issued or outstanding at December 31, 2014. All warrants issued in prior periods expired without being exercised.

Note 7. Loans from Directors and Shareholders

During the six months ended December 31, 2014, a shareholder advanced the Company an additional $42,509 which makes total loans payable $127,146. The loans are non-interest bearing and due on demand.

Note 8. Income Taxes

The components of the deferred tax asset are as follows:

	December 31, 2014	June 30, 2014
Deferred tax assets
Net operating loss carry-forward	$9,228,000	$9,200,000
Valuation allowance	(9,228,000)	(9,200,000)

Net deferred tax assets	$-	$-

The Company had available approximately $46,145,000 at December 31, 2014 and $46,000,000 at June 30, 2014 of unused Federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at December 31, 2014 and June 30, 2014 respectively:

Statutory rate	35%
State taxes, net of Federal tax benefit	6%
Net operating loss carry-forward	(41)%

Federal effective tax rate	(-)%

Note 9. Subsequent Events

As of February, 2015 a Director of the Company converted loans made to the Company totaling $127,146 to a total of 3,178,650 shares of common stock.

As of February, 2015 an Officer of the Company was issued 2,500,000 shares for services valued at $1,250,000.

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

To more effectively facilitate the process of shifting to retail distribution, in November 2013, Richard Damion joined our Company as the acting chief executive officer. He was then approved by the Board of Directors as the Company's CEO in January 2014. Since the hiring of Mr. Damion, the Company has focused on the export of branded organic and natural food products mainly in Asia with a niche focus of providing safe, organic and all-natural dairy products to satisfy the growing demands of Asian consumers. In the first quarter of fiscal year 2014, the Company launched an organic, GMO-free line of gourmet pork sausage. We generated no revenues during the fiscal year ended June 30, 2014.

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

Principle Accounting Policies

For the Company’s principle accounting policies see Footnote 2 to the accompanying December 31, 2014 condensed unaudited financial statements.

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

RESULTS OF OPERATIONS

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend on numerous factors, including our ability to distribute our products through major retailers, open new markets, penetrate existing markets, and our ability to secure, develop and introduce new products.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

and Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Revenue

The Company revised its sales method from network marketing sales through individual brand partners to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. The Company had no revenues in the three months ended December 31, 2014 and December 31, 2013, nor did it have revenues during the six months period ended December 31, 2014 or 2013.

Cost of Revenues

The Company recognized no cost of sales in the three and six months periods ended December 31, 2014 or 2013 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three and six months ended December 31, 2014 and 2013 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three months ended December 31, 2014 and 2013 as it had no sales activity in these periods. The Company incurred no selling expenses in the six months ended December 31, 2014 as compared to $2,188 in the six months ended December 31, 2013 which related to the transfer of inventory from Utah to Florida which was classified as a selling expense.

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended December 31, 2014 and 2013:

Salaries and wages	$-	$2,900
Independent contractors	44,500	87,999
Professional fees	26,566	3,945
Technology	3,457	1,589
Travel and entertainment	5,863	1,285
Office expenses	-	2,370
Telephone	391	610
Rent	5,021	12,972
Amortization	625	15,718
Depreciation	712	742
	$87,135	$130,130

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the three months ended December 31, 2014 were $42,995 less than for the three months ended December 31, 2013 primarily due to reductions in salaries, rent, amortization of websites, and independent contractors.

General and administrative expenses comprised the following for the six months ended December 31, 2014 and 2013:

Salaries and wages	$-	$11,276
Independent contractors	48,250	70,500
Professional fees	33,432	39,380
Technology	5,876	4,081
Travel and entertainment	26,112	3,188
Office expenses	466	4,331
Telephone	1,106	1,407
Rent	10,085	25,214
Amortization	1,250	31,436
Depreciation	1,424	1,490
Other	17,694	-
	$145,695	$192,303

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the six months ended December 31, 2014 were $46,608 less than for the six months ended December 31, 2013 primarily due to reductions in salaries, rent, amortization of websites, and independent contractors, offset by the increase in required travel in order to explore new sales opportunities.

Settlement of Liabilities with Equity

During the three and six months ended December 31, 2013 we recognized a loss on settlement of liabilities with equity of $27,387,797 (2014 - $0) and $29,427,796 (2014 - $0) respectively.

During the three and six months ended December 31, 2013, the Company issued 226,667 common shares for directors’ compensation valued at $2,040,000. This was subsequently reclassified as settlement of liabilities with equity as the shares were issued to settle outstanding balances of directors’ fees payable rather than as new compensation for directors. There were no comparable transactions during the three and six months ended December 31, 2014.

Provision for Income Taxes

We incurred taxable losses; consequently no liability to taxation was incurred during the three and six months ended December 31, 2014 or 2013.

Net Loss

The net loss for the three months ended December 31, 2014 was $87,135 as compared to $27,517,927 for the three months ended December 31, 2013. The net loss for the six months ended December 31, 2014 was $145,695 as compared to $29,622,287 for the six months ended December 31, 2013. The decrease was largely due to the prior period non-cash loss of $29,427,796 for the settlement of liabilities with equity.

Liquidity and Capital Resources

The Company had a cash balance of $1,815 at December 31, 2014 and a working capital deficit as follows:

Total current assets	$3,592
Total current liabilities	480,214
Working capital deficit	(476,622)

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

Cash Flows

The following table summarizes selected items from our accompany “Statement of Cash Flows for the six months ended December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
Net cash provided by (used in):
Operating activities	$(42,509)	$(59,640)
Investment activities	-	-
Financing activities	42,509	59,640
Total decrease in cash	$-	$-

During the six months ended December 31, 2014 and 2013, the Company's operating expenses were paid by a shareholder from their bank account in the amounts of $42,509 and $59,640 respectively. Accordingly, there was no movement in the Company's own bank account during the period.

Off Balance Sheet Arrangements

At December 31, 2014 we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2014, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the six months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. The Company considers the lawsuit without any merit and will defend it vigorously. On September 18, 2013, the plaintiff filed a motion to compel early mediation. In February 2014 the parties attended a settlement conference; however, no settlement could be reached. As of December 31, 2014 the case was still pending (see Note 5 Commitments and Contingencies to the financial statements).

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

We have decided to change our business strategy and as a result of that process which has not been completed yet and we virtually have no financial resources. We had a cash balance of $1,815 as of December 31, 2014. We had no revenues during the six months ended December 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period year ended June 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing in the future. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our change of business strategy and developing our new business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2014 the Company had no sales of unregistered equity securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

During the six months ended December 31, 2014 the Company had no senior securities issued and outstanding.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5 - OTHER INFORMATION

As of February 13, 2015, the Company issued a total of 3,178,650 shares of common stock of the Company, par value $0.001 per share to Panacea, Inc., a company owned and controlled by the Company’s officer and director. The shares were issued upon the conversion of the total amount of $127,146 loans provided to the Company by the above entity, at a conversion price of $0.04 per share. As of February 13, 2015, the Company also issued a total of 2,500,000 shares of common stock of the Company, par value $0.001 per share, to its officer and director for services rendered, valued at $1,250,000.

The above shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(a)(2) and Regulation D of the Securities Act of 1933.

On February 15, 2015, the Board of Directors of the Company appointed A.R. (Bud) Grandsaert age 69, as the Company's new President. Richard Damion resigned as the Company’s President as of that date, however, he remains the Company’s Chief Executive Officer and Director.

Mr. Grandsaert was a co-founder and President of Illumination Management Systems, Inc. from October 2001 to March 2009 when the company was sold to Cooper Industries. From March 2009 through March 2010 Mr. Grandsaert was a Consultant for Cooper Industries, managing the sales transition. From April 2010 to the present, Mr. Grandsaert has been operating as a business consultant, principally in start-up projects. The Company has not entered into an employment agreement with Mr. Grandsaert as of the date hereof.

ITEM 6 - EXHIBITS

(a) Exhibits

Exhibit No.	Description

Exhibit 31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SNACKHEALTHY, INC.

Date: February 17, 2015	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

