Form 10-Q/A
period 2014-12-31
SnackHealthy, Inc.
filed 2015-05-14
CIK 1137005

SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

Explanatory Note

SnackHealthy, Inc. (the “Company”) is filing this Amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 (“Form 10-Q”) which was originally filed on May 15, 2014 with the Securities and Exchange Commission (the “SEC”), for the sole purpose of amending the disclosure under Part II Other Information, Item 1.  No other changes have been made to the Form 10-Q.

Except as described above, no changes have been made to the Form 10-Q, and this Amendment does not amend, update or change the financial statements or any other items or disclosures in the Form 10-Q.

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

On October 8, 2014, a former Director pled not guilty to charges by the U.S. Attorney’s office of 15 U.S.C. Sections 77e and 77x (Illegal Sales of Unregistered Securities) and 18 U.S.C. Section 2 (Aiding and Abetting and Causing an Act to be Done). The alleged violation pertains to January, 2012 when the Director caused the Company to issue shares of common stock pursuant to the Company's 2010 Equity Compensation Plan, as amended, registered on the registration statement on Form S-8, purportedly for certain consulting services provided to the Company. According to the charges, the actual intended purpose of such stock issuances was to raise capital for the Company through the sale of its stock. Shares registered on Form S-8 cannot be used by the issuer to raise capital for the issuer or to promote the issuer's stock price and are limited for the issuance to the issuer's employees, consultants, and advisors for bona fide services to the company. On June 30, 2014, the former Director entered into a plea agreement for the registration violation. No fines or restitution were imposed. Our current management was not involved, had no knowledge of these allegations, and is conducting a thorough review and investigation of its policies and compliance procedures to discover any deficiencies in its internal controls (see Note 5 Commitments and Contingencies to the financial statements).

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

SNACKHEALTHY, INC.

Date: May 13, 2015	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

