Form 10-Q
period 2015-03-31
SnackHealthy, Inc.
filed 2015-05-15
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(949) 287-3164

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

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 11,261,030 as of May 13, 2015. The registrant has no outstanding non-voting common equity.

SNACKHEALTHY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	June 30,
	2015	2014

ASSETS
Current Assets
Cash	$1,815	$1,815
Deposits and prepaid expenses	1,777	1,777
Total Current Assets	3,592	3,592

Property and Equipment
Website costs (net of accumulated amortization)	-	-
Office equipment (net of accumulated depreciation)	8,673	10,809
Total Fixed Assets	8,673	10,809

Other Assets
Licensed drink (net of accumulated amortization)	-	1,250

Total Assets	$12,265	$15,651

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$98,381	$43,745
Accrued expense	5,971	28
Liability for lease judgement	181,968	181,968
Liability for lawsuit judgement	200,761	-
Payroll taxes	3,565	3,565
Directors' fees	67,500	67,500
Shareholder loans	11,017	84,637
Total Current Liabilities	569,163	381,443

Total Liabilities	569,163	381,443

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 Par value, 25,000,000 authorized:
No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized
11,161,030 and 5,467,380 issued and outstanding at
March 31, 2015 (unaudited) and at June 30, 2014, respectively	11,161	5,467
Additional paid-in capital	50,589,946	47,712,065
Deficit accumulated	(51,158,005)	(48,083,324)

Total Stockholders' Deficit	(556,898)	(365,792)

Total Liabilities and Stockholders' Deficit	$12,265	$15,651

The accompanying notes are an integral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014	For the nine months ended March 31, 2015	For the nine months ended March 31, 2014

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling expenses	-	-	-	2,188
General and administrative expenses	1,466,807	86,289	1,612,502	278,593
Loss on settlement of liabilities with equity - related party	1,462,179	-	1,462,179	29,427,795
Total operating expenses	2,928,986	86,289	3,074,681	29,708,576

Operating loss	(2,928,986)	(86,289)	(3,074,681)	(29,708,576)

Provision for income taxes	-	-	-	-

Net loss	$(2,928,986)	$(86,289)	$(3,074,681)	$(29,708,576)

Net loss per share - basic and diluted	$(0.36)	$(0.02)	$(0.48)	$(9.54)

Weighted average number of common
shares outstanding - basic and diluted	8,223,870	5,448,630	6,377,242	3,114,938

The accompanying notes are an integral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Consolidated Statements of Changes in Stockholders' Deficit

	Common Shares		Additional
		Par Value	Paid-In	Deficit	Accumulated
	Shares (1)	$0.001	Capital	Accumulated	Deficit
Balance June 30, 2013(Audited)	174,606	$175	$17,532,898	$(18,084,903)	$(551,830)
Common shares issued for services	29,666	29	160,781	-	160,810
Common shares issued for settlement of liabilities	251,875	252	639,434	-	639,686
Common shares issued for settlement of liabilities - related parties	5,010,947	5,011	29,378,952	-	29,383,963
Fractional shares issued (100-1 split)	286	-	-	-	-
Net loss for the year	-	-	-	(29,998,421)	(29,998,421)

Balance June 30, 2014 (Audited)	5,467,380	5,467	47,712,065	(48,083,324)	(365,792)
Common shares issued for services	15,000	15	44,235	-	44,250
Common shares issued for services - related parties	2,500,000	2,500	1,247,500	-	1,250,000
Common shares issued for settlement of liabilities - related parties	3,178,650	3,179	1,586,146	-	1,589,325
Net loss for the period	-	-	-	(3,074,681)	(3,074,681)

Balance March 31, 2015 (Unaudited)	11,161,030	$11,161	$50,589,946	$(51,158,005)	$(556,898)

(1) As retrospectively restated for the October 28, 2013 100:1 split.

The accompanying notes are an integral part of these condensed unaudited financial statements.

SnackHealthy, Inc.
(formerly Healthient, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months ended March 31, 2015	For the Nine Months ended March 31, 2014
Cash Flows from Operating Activities
Net loss	$(3,074,681)	$(29,708,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,136	2,202
Amortization of websites and license drink	1,250	35,811
Loss on settlement of liabilities for equity	1,462,179	29,427,795
Shares issued for services	44,250	94,165
Shares issued for services related party	1,250,000	-
Changes in operating assets and liabilities
Settlement of lease	17,694	-
Decrease in inventory	-	5,036
Decrease in deposits and prepaids	-	9,449
Increase (decrease) in accured liabilities	5,942	(10)
Increase in laibility for lawsuit judgement	200,761	-
Increase in accounts payable	36,944	37,436
Net Cash Used in Operations	(53,525)	(96,692)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder loans advanced	53,525	96,692
Net Cash Provided by Financing Activities	53,525	96,692

Net Decrease in Cash	-	-

Cash - Beginning of Period	1,815	1,815

Cash - Ending of Period	$1,815	$1,815

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services - related party	$1,250,000	$94,165
Settlement of Directors' fees for shares	$-	$180,000
Settlement of accounts payable for shares	$-	$53,853
Shares issued to pay shareholder loans	$127,146	$242,000
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

SNACKHEALTHY, INC.

(formerly Healthient, Inc.)

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Periods Ended March 31, 2015 and 2014 (Unaudited)

Note 1. The Company

On October 4, 2013, Healthient, Inc. (“the Company”) changed its name to "SnackHealthy, Inc." and dissolved its sole wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation.

SnackHealthy, Inc. markets and distributes organic and all-natural healthy food and beverage products. The Company offers a portfolio of healthy foods and beverages that are organic, all-natural, low-calorie, and free from artificial sweeteners; created for consumption over several eating occasions daily. We determined during the first quarter that we would transition out of our lower margin, perishable snack food product lines to focus our resources solely on developing our new healthy beverage business.

Note. 2 Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of SnackHealthy, Inc. for the three and nine months ended March 31, 2015 and 2014 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2014 Annual Report on Form 10-K filed on October 27, 2014. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results expected for the year ended June 30, 2015 or of other future periods.

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

Inventory

Inventory comprises packaged products ready for final sale, and is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

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

Websites Development Cost

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of a websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. All website development costs have been fully amortized at March 31, 2015.

Other Assets

The drink license was amortized over three years and is fully amortized at March 31, 2015.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the three and nine month periods ended March 31, 2015 and 2014.

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

At March 31, 2015 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number of diluted shares because their effect would be anti-dilutive as the Company realized losses in all periods presented in these financial statements.

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

Note 3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,074,681 during the nine months ended March 31, 2015 and cash used in operations for the nine months of $53,325. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and to successfully implement its business plan and achieve profitability.

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

Note 4. Property and Equipment

The Company started the construction of several websites, all of which have been completed and are being amortized over three years. As of March 31, 2015 and June 30, 2014, the cost of these websites had been fully amortized. Computers and furniture are being depreciated over three to seven years.

Property and equipment was as follows:

	March 31, 2015	June 30, 2014
Webste	$181,008	$181,008
Amortization	181,008	181,008
Total	$-	$-

Office equipment	22,165	22,165
Depreciation	13,492	11,356
Total	$8,673	$10,809

Note 5. Other Assets

	March 31, 2015	June 30, 2014
License for drink	$7,500	$7,500
Amortization	7,500	6,250
Total	$-	$1,250

The Company’s license for drink was being amortized over three years. At March 31, 2015 it was fully amortized.

Note 6. Commitments and Contingencies

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

The Company’s Newport Beach, California lease term was one year commencing January, 2014 at the rate of $1,439 per month. We are continuing with that lease on a month to month basis. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available at this facility if needed. We have no assurance that future terms would be as favorable as our current terms.

The Company has not invested in any real property at this time, nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Legal

In 2011, Siesta Flow LLC filed a legal action against the Company in the Twelfth Circuit Court of Sarasota County, Florida, alleging breach of contract and seeking damages in the amount of $92,000 plus costs. In April of 2012, the court has issued final summary judgment against the Company in the total amount of $95,500. On April 27, 2012, the court issued an order to approve a settlement of the judgment issued against the Company. According to the terms of the approved settlement, a third party and a non-party to the legal action against the Company, agreed to purchase the claim of Siesta Flow LLC. in the amount of $75,000 and additional claims against the Company from other parties, for a total amount of $95,500 in exchange for the issuance of 19,100,000 shares of common stock by the Company, subject to certain limitations on the issuance of such shares set forth in settlement. The Company has recorded the settlement agreement at the market price of the stock on the date of issuance.

During the year ended June 30, 2013, the Company issued 14,384,000 shares of common stock with a market value of $7,562,500 in payment of the settlement. $1,719,000 was in satisfaction of the settlement payable and $5,843,000 was recognized as a loss on the settlement of this liability, which was netted to $5,799,000 by forgiven amounts of $44,000. At March 31, 2015 there is a balance of 4,716,000 common shares remaining to be issued under the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company’s recent reversed spilt in the number of its issued and outstanding shares of common stock.

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. On March 20, 2015 the court entered a final judgment in the amount of $200,761 comprised of the principal amount of $122,344 plus prejudgment interest from September 15, 2012 through the date of judgment in the amount of $54,421, costs in the amount of $773, and attorney’s fees of $23,222. The court dismissed the case against any party not listed in the final order and the case is now closed as to all parties. As of March 31, 2015, the Company had accrued in full for this liability of $200,761 in its financial statements.

Note 7. Stockholders’ Deficit

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

On October 28, 2013, the Company effected a 100 to 1 reverse split of its common stock that has been reflected in the Stockholders’ Deficit.

During the nine months ended March 31, 2015 the Company issued 15,000 shares of common stock for services valued at $44,250, 2,500,000 shares of common stock for services related party valued at $1,250,000 and 3,178,650 shares of common stock to a related party valued at $1,589,325 in settlement of shareholder loans of $127,146 resulting in a non-cash loss on settlement of liabilities of $1,462,179.

At March 31, 2015 the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company’s recent reversed spilt in the number of its issued and outstanding shares of common stock.

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

There were no warrants or stock options issued or outstanding during the three and nine months ended March 31, 2015 or 2014. All warrants issued in prior periods expired without being exercised.

Note 8. Loans from Directors and Shareholders

During the nine months ended March 31, 2015, a shareholder advanced the Company an additional $53,525.

During the nine months ended March 31, 2015, the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of $127,146 in shareholder loans resulting in a non-cash loss of $1,462,179 on settlement of liabilities with equity. As of March 31, 2015 the balance of the loan outstanding was $11,017. The loan is non-interest bearing and due on demand.

Share valuations are determined by the closing quoted share price of the stock on the date the issuance is authorized by the Board of Directors.

Note 9. Income Taxes

The components of the deferred tax asset are as follows:

	March 31, 2015	June 30, 2014
Deferred tax assets
Net operating loss carry-forward	$9,814,000	$9,200,000
Valuation allowance	(9,814,000)	(9,200,000)

Net deferred tax assets	$-	$-

The Company had available approximately $49,074,000 at March 31, 2015 and $46,000,000 at June 30, 2014 of unused federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at March 31, 2015 and June 30, 2014 respectively:

Statutory rate	35%
State taxes, net of Federal tax benefit	6%
Net operating loss carry-forward	(41)%

Federal effective tax rate	(-)%

Note 10. Subsequent Events

On April 6, 2015 the Company authorized the issuance of 100,000 shares of common stock in payment of services at a price of $1.50, 70,000 of which were issued to a related party of the Company.

The Company has evaluated subsequent events from March 31, 2015 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after March 31, 2015 for which disclosure is required.

ITEM 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward- looking statements include, among others, the following:

●	product liability claims;

●	our relationship with, and our ability to influence the actions of, our distributors;

●	adverse publicity associated with our products.;

●	improper action by our employees, independent contractors, manufacturers or distributors in violation of applicable law;

●	changing consumer preferences and demands;

●	loss or departure of any member of our senior management team which could negatively impact our operating results;

●	the competitive nature of our business;

●	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products;

●	our dependence on increased penetration of existing markets;

●	contractual limitations on our ability to expand our business;

●	our reliance on our information technology infrastructure and outside manufacturers;

●	the sufficiency of trademarks and other intellectual property rights;

●	the sufficiency of trademarks and other intellectual property rights;

●	product concentration;

●	our reliance on our management team;

●	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

●	changes in tax laws, treaties or regulations, or their interpretation;

●

any collateral impact resulting from the ongoing worldwide financial “crisis,” including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a recessionary economic environment; and

●	whether we will purchase any of our shares in the open markets or otherwise.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set in this report under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related Notes.

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

OVERVIEW

We are a healthy snack and beverage company that has been primarily engaged in developing our infrastructure and our product portfolio to help people achieve and maintain a healthy lifestyle. We commenced sales of two products from our product lines in the third quarter of fiscal year 2011 and had net revenue of $314,980 for the fiscal year ended June 30, 2012.

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

To more effectively facilitate the process of shifting to retail distribution, in November 2013, Richard Damion joined our Company as the acting chief executive officer. He was then approved by the Board of Directors as the Company's President and CEO in January 2014. On February 15, 2015, the Board of Directors of the Company appointed A.R. (Bud) Grandsaert, age 69, as the Company's new President. Richard Damion resigned as the Company’s President as of that date; however, he remains the Company’s Chief Executive Officer and Director.

We determined during the first quarter of 2015 that we would transition out of our lower margin, perishable snack food product lines and have been focusing our resources solely on developing our new healthy beverage business. SnackHealthy, Inc. will continue to focus on developing its healthy beverage product line with a plan to sell to large retailers and club stores in the U.S. The Company recently completed development of a unique “better for you” beverage that we plan to introduce late 2015. The beverage, with super antioxidant status, is a unique blend of fruits and spices, offering extraordinary health benefits and great taste. While there can be no assurance, management believes that this strategy will ultimately prove successful.

SnackHealthy is a virtual company with a focus on staying lean through the use of cloud based technologies, maintaining low overhead, subcontracting services, creating sales through commissioned brokers, developing products through reputable co-packers and keeping little to no inventory except for use in sales and business development activities.

Industry wide factors that affect us include the increasing prevalence of obesity in adults and children and a growing demand for healthier foods and beverages worldwide.

Principle Accounting Policies

For the Company’s principle accounting policies see “Footnote 2” to the accompanying March 31, 2015 condensed unaudited financial statements.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

and Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenue

The Company revised its sales method from a network marketing model using individual brand partners as distributors, to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. The Company had no revenues in the three months ended March 31, 2015 and March 31, 2014, nor did it have revenues during the nine months ended March 31, 2015 or 2014.

Cost of Revenues

The Company recognized no cost of sales in the three and nine months periods ended March 31, 2015 or 2014 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three and nine months ended March 31, 2015 and 2014 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three months ended March 31, 2015 and 2014 as it had no sales activity in these periods. The Company incurred no selling expenses in the nine months ended March 31, 2015 as compared to $2,188 in the nine months ended March 31, 2014 which related to the transfer of inventory from Utah to Florida which was classified as a selling expense.

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended March 31, 2015 and 2014:

	GENERAL AND ADMINISTRATIVE
	March 31, 2015	March 31, 2014

Salaries and wages	$-	$
Independent contractors	1,450,761		29,665
Professional fees	3,434		13,693
Technology	2,419		5,921
Travel and entertainment	3,192		1,296
Office expenses	184		559
Telephone	1,788		1,627
Rent	4,317		14,203
Amortization	-		4,375
Depreciation	712		712
Other	-		14,238

	$1,466,807		$86,289

General and administrative expenses consist primarily of professional fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the three months ended March 31, 2015 were $1,380,518 more than for the three months ended March 31, 2014 primarily due to the payment of services to a related party in shares of our common stock valued at $1,250,000 charged to independent contractors offset by decrease in most other expenses. Expenses for independent contractors during the three months ended March 31, 2015 also included $200,761 in respect of the liability under the lawsuit judgement issued during the period in favor of a former officer of the Company. See Note 5 Commitments and Contingencies to the financial statements.

General and administrative expenses comprised the following for the nine months ended March 31, 2015 and 2014.

	GENERAL AND ADMINISTRATIVE
	March 31, 2015	March 31, 2014

Salaries and wages	$-	$11,276
Independent contractors	1,499,011	100,106
Professional fees	36,867	53,073
Technology	8,295	10,002
Travel and entertainment	29,304	4,484
Office expenses	649	4,891
Telephone	2,894	3,033
Rent	14,402	39,417
Amortization	1,250	35,811
Depreciation	2,136	2,202
Other	17,694	9,261

	$1,612,502	$273,556

General and administrative expenses consist primarily of professional fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the nine months ended March 31, 2015 were $1,338,946 more than for the nine months ended March 31, 2014 due to the payment of services to a related party in shares of our common stock valued at $1,250,000 charged to independent contractors offset by decreases in most of the other expenses except professional fees and travel and entertainment. Expenses for independent contractors during the nine months ended March 31, 2015 also included $200,761 in respect of the liability under the lawsuit judgement issued during the period in favor of a former officer of the Company. See Note 5 Commitments and Contingencies to the financial statements

Settlement of Liabilities with Equity

During the nine months and three months ended March 31, 2015 the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of loans payable to a related party of $127,146 resulting in a non-cash loss on settlement of liabilities $1,462,179.

During the nine months ended March 31, 2014, the Company issued 5,010,947 shares of common stock in settlement of directors’ compensation and other liabilities $639,686 resulting in a non-cash loss on settlement of liabilities $29,427,795.

This was subsequently reclassified as settlement of liabilities with equity as the shares were issued to settle outstanding balances of directors’ fees payable rather than as new compensation for directors. There were no comparable transactions during the three months ended March 31, 2014.

Provision for Income Taxes

We incurred taxable losses; consequently no liability to taxation was incurred during the three and nine months ended March 31, 2015 or 2014.

Net Loss

The net loss for the three months ended March 31, 2015 was $2,928,986 as compared to $86,289 for the three months ended March 31, 2014. The net loss for the nine months ended March 31, 2015 was $3,074,681 as compared to $29,708,576 for the nine months ended March 31, 2014. The variances between the periods arose due to the factors described above.

Liquidity and Capital Resources

The Company had a cash balance of $1,815 at March 31, 2015 and a working capital deficit as follows:

Total current assets	$3,592
Total current liabilities	569,162
Working capital deficit	(565,570)

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

Cash Flows

The following table summarizes selected items from our “Condensed Consolidated Statements of Cash Flows” for the nine months ended March 31, 2015 and March 31, 2014.

	March 31, 2015	March 31, 2014
Net cash provided by (used in):
Operating activities	$(53,525)	$(96,692)
Investment activities	-	-
Financing activities	53,525	96,692
Total decrease in cash	$-	$-

During the nine months ended March 31, 2015 and 2014, the Company's operating expenses were paid by a shareholder from their bank account in the amounts of $53,525 and $96,692 respectively. Accordingly, there was no movement in the Company's own bank account during the period.

Off Balance Sheet Arrangements

At March 31, 2015 we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4 - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-l5(e)) under the Securities Exchange Act of 1934,as amended the "Exchange Act" are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2015, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

●

The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We currently do not have independent directors on our Board of Directors to review and oversee the financial policies and procedures of the Company.

●	We do not have a functional audit committee since our Board of Directors acts as the audit committee.
●

We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the nine months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this period report.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. On March 20, 2015 the court entered a final judgment against the Company in the amount of $200,761 comprised of the principal amount of $122,344 plus prejudgment interest from September 15, 2012 through the date of judgment in the amount of $54,421, costs in the amount of $773, and attorney’s fees of $23,222. The court dismissed the case against any party not listed in the final order and the case is now closed as to all parties. As of March 31, 2015, the Company has accrued in full for this liability of $200,761 in its financial statements. See Note 5 Commitments and Contingencies to the financial statements.

ITEM 1A - RISK FACTORS

In addition to the other information in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations may be adversely affected by any of these risks. Additional risks and uncertainties, including risks that we do not presently know of or currently deem insignificant, may also impair our business, financial condition or results of operations.

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

We operate in a highly competitive industry.

Price competition and industry consolidation could adversely impact our financial results. The sales of most of our products are subject to significant competition primarily through discounting and other price cutting techniques by competitors, many of whom are significantly larger and have greater resources than we do. In addition, there is a continuing consolidation in the beverage industry, which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.

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

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on the ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, or negative publicity resulting from regulatory action or litigation against companies in the beverage industry. Any of these changes may reduce consumers’ willingness to purchase our products and negatively impact our financial results.

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

Our distribution network relies on a significant number of distributor and store brand relationships, and such reliance could affect our ability to efficiently and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.

Our business relies on a significant number of relationships with buyers, distributors and retailers for the sale and distribution of our products. Our ability to maintain our relationships with buyers, distributors and retailers depends on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for the brands and products which are available in a particular distribution area; (ii) the ability to price products at levels competitive with those offered by other competing producers; and (iii) the ability to deliver products in the quantity and at the time ordered by companies and retailers. There can be no assurance that we will be able to mitigate the risks related to all or any of these factors in any of the current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on the relationships with buyers, companies or retailers in a particular geographic area and, thus, limit our ability to maintain and expand the sales market, revenues and financial results may be adversely impacted.

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

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities, and the net carrying value of other intangibles represents the fair value of trademarks, customer and retailer relationships and other acquired intangibles. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived intangibles. These values depend on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures; changes in discount rates based on changes in cost of capital or lower than expected sales and profit growth rates. Significant and unanticipated changes could require a non-cash charge for impairment in a future period which may significantly affect our financial results in the period of such charge.

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

The founder, Katherine T. West, beneficially owns a majority of the outstanding common stock of the Company. Mrs. West currently serves as the Chairman of the Board. As a result, she may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company. In addition, Mrs. West may have actual or potential interests that diverge from the interests of the other stockholders of the Company. Sales by Mrs. West, or other majority shareholders, of their shares into the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline.

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

Legal and administrative actions are inherently uncertain, and there is no assurance as to the outcome of the matters stated in our “Legal Proceedings” described above. We could incur substantial legal fees and other expenses in connection with these matters, which could adversely affect our results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

We have virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We changed our initial business strategy from a network marketing model and have recently transitioned out of our lower margin, perishable snack food product lines to focus our resources solely on developing our new healthy beverage business. We had a cash balance of $1,815 as of March 31, 2015. We had no revenues during the nine months ended March 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period year ended June 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing in the future. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our change of business strategy and developing our new business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2015, the Company issued 3,178,650 shares of common stock to a related party valued at $1,589,325 in settlement of shareholder loans as described in “Note 6. Stockholders’ Deficit” of the financial statements.

On February 13, 2015, the Company issued 2,500,000 shares of common stock for services to a related party valued at $0.50 per share for a total of $1,250,000.

On April 6, 2015 the Company authorized the issuance of 100,000 shares of common stock in payment of services at a price of $1.50, 70,000 of which were issued to a related party of the Company.

The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(a)(2) and Regulation D of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

During the nine months ended March 31, 2015 the Company had no senior securities issued and outstanding.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5 - OTHER INFORMATION

None.

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

SNACKHEALTHY, INC.

Date: May 15, 2015	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

