Form 10-K
period 2015-06-30
AMAIZE BEVERAGE Corp
filed 2015-11-09
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

Commission File Number 333-59114

AMAIZE BEVERAGE CORPORATION

NEVADA	33-0730042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5042 Wilshire Blvd., #34708, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (949) 287-3164

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

____________________________________

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
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The registrant's revenues for its most recent fiscal year were $0.

The aggregate market value of the registrant's common stock held by non-affiliates based upon the closing sales price of the common stock on September 15, 2015 of $0.75 per share, as reported by the FINRA OTC BB, was approximately $1,409,540. Shares of common stock held by each of the current executive officers and directors and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 11,911,030 as of November 6, 2015. The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Amaize Beverage Corporation, formerly SnackHealthy, Inc. ("the Company", "the Registrant", "we", "us" or "our") develops and markets better-for-you 100% natural beverages. The Company's goal is to successfully position a "better for you" portfolio of beverages as convenient, healthy solutions to support the lifestyles of today's active health conscious consumers. We commenced sales of our packaged snack products in the third quarter ended March 31, 2011, although we made no sales during the twelve months ended June 30, 2015 or 2014. Our principal executive office address is 5042 Wilshire Blvd., Los Angeles, CA 90036 and our telephone number is (949) 287-3164.

Organization

Our Company was organized under the laws of the state of California on November 5, 1996 as Renet Services, Inc. Our name was changed to Time Lending, California, Inc. on August 4, 1998 and we reincorporated in the state of Nevada in December, 2000 by merging with Time Lending California, Inc., a Nevada corporation. Time Lending California, Inc. subsequently changed its name to Time Associates, Inc. Effective as of October 5, 2010, Time Associates, Inc. entered into an Agreement and Plan of Reorganization dated as of September 23, 2010 (the "Reorganization Agreement") with Healthient, Inc. a Nevada corporation organized April 29, 2009 ("Healthient") and Healthient shareholders. In accordance with the terms and provisions of the Reorganization Agreement, the Company acquired Healthient in exchange for 43,618,356 newly issued "restricted" shares of common voting stock of the Company to the Healthient shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a condition of the closing of the share exchange transaction, a majority shareholder of the Company cancelled all of his 188,572 shares. In addition, as a condition of the closing of the transaction, the Company spun off its operating subsidiary Time Marketing, Inc. Pursuant to the terms of the Reorganization Agreement, each one (1) share of common stock of Healthient has been exchanged for three (3) shares of the Company's common stock. Following the Closing Date, there were 43,778,433 shares of the Registrant's common stock outstanding. Immediately prior to the Closing, there were 160,077 shares issued and outstanding (assuming the cancellation of the shares held by the majority shareholder at the closing). The shareholders of Healthient owned 99.6% of the common stock outstanding of the Company after the issuance of the 43,618,356 shares. On November 15, 2010 Time Associates, Inc. changed its name to Healthient, Inc.

The acquisition of Healthient by the Company on October 5, 2010 has been accounted for as a purchase and treated as a reverse acquisition and re-capitalization since the former owners of Healthient controlled 99.6% of the total shares of common stock of the Company outstanding immediately following the acquisition. In November 2010 Healthient, Inc. changed its name to SnackHealthy, Inc. SnackHealthy, Inc., a Nevada corporation, was a wholly-owned subsidiary of the Company. On this basis the historical financial statements prior to October 5, 2010 have been restated to be those of the accounting acquirer Healthient, now SnackHealthy, Inc. The historical stockholders' equity prior to the reverse acquisition has been retroactively restated (a re-capitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer's and acquirer's stock. The original 160,078 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders' equity account of the Company on October 5, 2010.

As of October 1, 2012, we effected a reverse stock split of 1-to-50 of our common stock.

On October 4, 2013, the Company changed its name to "SnackHealthy, Inc." and dissolved its wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation.

As of October 28, 2013, we effected a further reverse stock split of 1-to-100 of our common stock.

The Board of Directors and the majority shareholders of the Company constituting a total of 9,327,859 shares of common stock (82.83%) approved as of June 26, 2015, in a written consent of the Board of Directors and the majority of the shareholders of the Company, a name change from "SnackHealthy, Inc." to "Amaize Beverage Corporation". The Company believes that its new name will better reflect the new direction of the Company's business, that of developing and marketing beverages that provide sustenance and benefit to active and health-conscious consumers. The Company seeks to deliver these health benefits as it develops products that are all-natural, low-calorie and free from artificial sweeteners. On August 13, 2015, the Company has filed an amendment to its articles of incorporation (the "Amendment") with the Secretary of State of the state of Nevada. The Amendment provides for the change of the Company name from SnackHealthy, Inc. to its current name, Amaize Beverage Corporation. The Company's trading symbol was changed by FINRA to "BEVS".

Business Overview

Our Company has been primarily engaged in developing our infrastructure and our product portfolio to help people achieve and maintain a healthy lifestyle. We commenced sales of two healthy snack products in the third quarter of fiscal year 2011 and had net revenue of $314,980 for the fiscal year ended June 30, 2012. However, we generated no sales in the years ended June 30, 2015 or 2014.

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

To more effectively facilitate the process of shifting to retail distribution, in November 2013, Richard Damion joined our Company as the acting chief executive officer. He was then approved by the Board of Directors as the Company's President and Chief Executive Officer in January 2014. On February 15, 2015, the Board of Directors of the Company appointed A.R. (Bud) Grandsaert, age 72, as the Company's new President. Richard Damion resigned as the Company's President as of that date; however, he remains the Company's Chief Executive Officer and Director.

We determined during the first quarter of 2015 that we would transition out of our lower margin, perishable snack food product lines and have focused our resources solely on developing our new healthy beverages. Amaize Beverage Corporation will continue to focus on developing its healthy beverage product line with a plan to sell to large retailers and club stores in the United States. The Company recently completed development of a unique "better for you" beverage with purple corn as its primary ingredient. Purple corn has historical roots of over thousands of years yet is newly rediscovered for its incredible health benefits. Leading research & development companies in the United States have been gathering data on its health benefits and working on integrating its benefits into a number of consumer products. The beverage, with super antioxidant status, is a unique blend of fruits and spices, offering extraordinary health benefits and great taste. Our initial portfolio design includes three beverage lines; Amaize™100% Natural Purple Corn Beverage, Amaizing Tea™ and Amaizing Lemonade™maiziplan to launch our Amaize™ 100% Natural Purple Corn Drink ahead of our blended teas and blended lemonades to establish our distribution network with a one of a kind product and to later, 'red-carpet' our tea and lemonade beverages through an established distribution system. The fact that the average American drinks over seven drinks per day allows plenty of opportunity to market a healthy drink, helping us to achieve our mission of providing a positive healthy delicious beverage. While there can be no assurance, management believes that this strategy will ultimately prove successful. The Company is currently seeking the necessary financing to pursue its business and growth plans, however, no assurances can be given that the Company will obtain the necessary financing.

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

•

Studies show that the most effective way to prevent obesity is to address it during childhood by instilling healthy habits which starts with the very basis of cutting back on sugary drinks, eating the right foods, and exercising daily.

Products

Our initial portfolio will consist of three beverage lines; Amaize™100% Natural Purple Corn Beverage, Amaizing Tea™ and Amaizing Lemonade™. We plan to launch our Amaize™ 100% Natural Purple Corn Drink ahead of our blended tea and blended lemonade beverages to establish our distribution network with a one of a kind product. We plan to 'red-carpet' our Tea and Lemonade beverages through an established distribution system in summer of 2016. The launch of these products is subject to the Company's ability to obtain additional financing.

Benefits of Purple Corn in AMAIZE™

The beneficial properties of Purple Corn are promising. Current research supports, although it has not been scientifically proven, daily intake values of 300mg to maximize health benefits and nutritional supports for:

•	Heart/Cardiovascular Health
•	Colon Health
•	Weight Management
•	Brain Health
•	Vision Health
•	Antioxidant Defense System
•	Healthy Inflammatory Response
•	Promoting Collagen
•	Maintaining Healthy Blood Sugar Levels

AMAIZE™ 100% NATURAL

Amaize is a uniquely delicious drink, rich is color and high in antioxidants. It is based on an ancient Peruvian drink made by brewing purple corn and adding tropical pineapple juice and apple juice. It offers many potential health benefits. Due to the high concentrations of natural purple pigments known as anthocyanins, Purple Corn is an antioxidant powerhouse. It protects cells from damage by free radicals, detoxifies, is a powerful anti-inflammatory and lowers blood pressure. Because Purple corn's anthocyanins are stable when heated, we are able to harnesses their special properties.

AMAIZING LEMONADE

Amaizing Lemonade is a 100% Natural Lemonade blended with Purple Corn It is a refreshing take on one of America's favorite beverages. We plan to extend the line to five distinct and great tasting flavors, offering significantly reduced calories without the use of artificial sweeteners or coloring. Amaizing Lemonade is being formulated to contain approximately 40% fewer calories than our competitors and will be the only all lemonade blended with purple corn in the marketplace.

The Lemonade Market

A brief review of the Lemonade market is in order. Lemonade, that quintessential summertime drink, is becoming a drink for all seasons. No longer resigned to backyard barbecues and ball games, the category has seen a surge in year-round consumption.

•	Lemonade is America's second favorite juice drink.
•	89% of juice drinkers consume lemonade; 36% as a favorite.
•	56% of all teenagers prefer lemonade in the juice category.
•	The Lemonade single serve category in 2014 was estimated to be over $184M up 11% from 2013.

AMAIZING TEA

Somewhere between the pumped-up, sugar-saturated drinks and the tasteless waters, there is a need for a healthier alternative in the tea category. Our goal is to provide genuine natural taste without the artificially concocted sweeteners and preservatives designed to compensate for lack of taste. Amaizing Tea will allow people to enjoy the world's second most popular drink the way hundreds of civilizations and nature intended it to be; a world of flavor freshly brewed and barely sweetened. We plan to blend tea from around the world with brewed purple corn with an added hint of honey or pure palm sugar. Finally, we will filter Amaizing Tea to produce a pure genuine taste that doesn't need a disguise.

Unlike most of the bottled teas in the marketplace, our formula for Amaizing Tea does not use bricks of tea dust, tea concentrate, or other artificial sweeteners or acids. The tea will have no bitter aftertaste or sugar kick, and will not leave a syrupy film on the drinker's teeth.

Production and Manufacturing

Though it was a long and arduous "learning experience" finding the perfect way to brew the purple corn and blend it with the appropriate ingredients, we have developed unique brewing tools and techniques which will enable us to manufacture in an efficient and scalable manner to achieve our desired consistency. We plan to have our Amaize beverage line brewed and bottled at facilities selected based on numerous criteria including capacity, reputation, quality control, production efficiency and willingness to invest in a long-term partnership. The Company is currently seeking the necessary financing to pursue its production and manufacturing plans, however, no assurances can be given that the Company will obtain the necessary financing.

Target Market

Our primary targeted demographics are 30+ adults who want to feel young and lead active, healthy lives. Our mission and concept is supported by a growing consumer link between nutrition and wellness and the ever-growing need for convenient solutions. This fact ensures the product line does not just attract the huge "baby boomer" category but includes all health conscious consumers.

Product Launch

We plan to launch our initial beverage in the first quarter of 2016. The launch of our initial beverage is subject to the Company's ability to obtain additional financing. Pre-marketing discussions with distributors are underway and some distributors have expressed interest in adding the Amaize brand to their line-up. We plan to use in-store sampling as a strategy to educate consumers. In addition, we plan to advertise via consumer websites, social media outlets and magazines. The Company is currently seeking the necessary financing to pursue its product launch, however, no assurances can be given that the Company will obtain the necessary financing.

Product Positioning

We plan to position our beverages as both an RTD stand-alone and a natural complement to food in an effort to broaden appeal. We believe we can benefit from the large and growing tea and lemonade markets reflected by the surging sales growth in both categories in North America and internationally. Our beverages, being all-natural, lower calorie, and "good for you", will be in-line with our corporate mission to reach a large demographic by aiming to be the one of the healthiest, all-natural beverages in the marketplace.

Packaging and Pricing

We plan to have our line of products offered initially in a 16oz. plastic bottle to be followed up with an 8 oz. individual and a larger 32 oz. Club size. Our bottles, logos and labels will be designed in a very attractive contemporary style with packaging communicating the attributes of the beverages in several ways:

•

By using contemporary designed bottles with spot labeling, (i.e. front and back instead of wraparound) our bottles evoke quality with more space for the consumer to see the color of our beverages. The rich color of our purple corn drink and our teas with a purple hue are very appealing to the eye.

•

The beauty of our custom bottles are in their simplicity. Our packaging has no flashy slogans, advertising call-outs or marketing hype. The package helps condition the consumer's mind for what they are about to experience.

The Company is currently seeking the necessary financing to pursue its packaging plans, however, no assurances can be given that the Company will obtain the necessary financing.

The retail price for our 16oz. Amaize™ is expected to be between $2.50 and $2.99, considerably less than Pom Wonderful which usually sells for $3.88. The retail price for a 16oz. teas and lemonades are expected to vary between $1.29 and $2.00 falling in the middle of the category on a pricing basis.

Market Opportunity

Explosive Growth in Ready-to-Drink (RTD) Tea and Bottled Water Markets

Although carbonated soft drinks still dominate the beverage market, in the past ten years Ready-To-Drink teas and bottled water have emerged as alternatives. Since 2009 the United States tea market has enjoyed 20% annual growth, with wholesale sales reaching over $10 billion last year. Individual tea consumption has risen to over 9 gallons per capita.

The Emergence of Tea Culture

Arizona Tea and Snapple have helped make tea accessible to a broader population. Now in the same way that gourmet coffees have become popular, consumers are beginning to develop an appreciation for finer teas. Over the last six years United States loose leaf tea sales have more than doubled. According to the Tea Council, there are over a thousand tea houses or tea parlors in the country, mostly opened within the last two or three years. These parlors focus almost exclusively on tea, products that go with tea as well as tea hardware. They carry names such as Teaism, TeaLuxe, Elixir Tonics and Teas, and Tea & Company. Even Lipton is opening a flagship tea bar in Pasadena, California. In addition to the burgeoning of tea cafes, tea culture is spreading in the form of tea magazines, tea-flavored ice cream, frozen tea ice bars, tea-scented perfume and bubble bath, tea jelly, tea calendars and even books about tea. The paperback Loving Tea was recently spotted as a "cash register book" at the bookstore, commanding prime space next to Dilbert and Chicken Soup for the Soul.

Rise of Cultural Creatives

Market research in the past three years has identified a consumer mindset which would seem to be particularly receptive to Amaize™ Beverages, calling them a core consumer element. A study by the market research firm American LIVES identified a subset of the population, roughly 44 million Americans, which they labeled "Cultural Creatives". Among the key characteristics and values identified for this group below, make them ideal customers.

•	Experiential consumers; they want to know where a product came from, how it was made, and who made it.
•	Holistic; they view nature as sacred and form the core market for alternative health care and natural foods.
•	Aggressive consumers of cultural products; love of things foreign and exotic.
•	Desire for authenticity; favoring high integrity over high fashion.
•	Disdainful of mainstream media and consumerist culture; too superficial, not enough attention to the full story.
•	Attuned to global issues and whole systems; they have a sense of belonging to a global village.

Profile of Target Customer

When we combine these above trends and compare them with the demographics of the Cultural Creatives study as well as other market demographic information, we are able to develop a profile of our target customers:

•	60% women, 40% men.
•	Median age 42, with a range from 30-65.
•	Likely to live near a concentrated urban area.
•	Likely to have graduated college or have an advanced degree.
•	Likely to currently be bottled water or RTD drinkers.
•	Interested in running, hiking and outdoor healthy activities.
•	Average family income $52,000.

Available Information

Our Internet website address is www.AmaizeBeverageCorp.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 5042 Wilshire Blvd., 34708, Los Angeles, California 90036. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Price competition and industry consolidation could adversely impact our financial results. The sales of most of our products are subject to significant competition primarily through discounting and other price cutting techniques by competitors, many of whom are significantly larger and have greater resources than we do. In addition, there is a continuing consolidation in the beverage and snack food industries, which could increase competition. Significant competition increases the possibility that we could lose one or more major customers, lose existing product authorizations at customer locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, which could have an adverse impact on our business or financial results.

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

There are risks associated with our ability to retain key employees. If certain key employees terminate their employment, it could negatively impact sales, marketing or development activities. Further, management's attention might be diverted from operations to recruiting suitable replacements and our financial condition, results of operations and growth prospects could be adversely affected. In addition, we may not be able to locate suitable replacements for key employees or offer employment to potential replacements on acceptable terms.

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

Concerns with the safety and quality of certain food and beverage products or ingredients could cause consumers to avoid our products.

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

We are a consumer products company operating in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and consumers. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive and financial position. Our success depends on the ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in product category consumption or consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, or negative publicity resulting from regulatory action or litigation against companies in the snack food industry. Any of these changes may reduce consumers' willingness to purchase our products and negatively impact our financial results.

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

Our distribution network relies on relationships with our distributors, and such reliance could affect our ability to efficiently and profitably distribute and market products, maintain existing markets and expand business into other geographic markets.

Our business relies upon a significant number of distribution relationships for the sale and distribution of our products. There can be no assurance that we will be able to mitigate the risks related to all or any of these factors in any of the current or prospective geographic areas of distribution. To the extent that any of these factors have an adverse effect on the relationships with consultants, companies or retailers in a particular geographic area and, thus, limit our ability to maintain and expand the sales market, revenues and financial results may be adversely impacted.

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

Food and beverage production and marketing are highly regulated by a variety of federal, state and other governmental agencies. New or increased government regulation of the food and beverage industry, including but not limited to areas related to product safety, chemical composition, production processes, traceability, product quality, packaging, labeling, school lunch guidelines, promotions, marketing and advertising (particularly such communications that are directed toward children), product recalls, records, storage and distribution could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution. These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.

A significant portion of our outstanding shares of common stock is controlled by a few individuals, and their interests may conflict with those of other stockholders.

The founder of the Company, Katherine T. West beneficially owns a majority of the outstanding common stock of the Company. Mrs. West currently serves as the Chairman of the Board. As a result, she may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company. In addition, Mrs. West may have actual or potential interests that diverge from the interests of the other stockholders of the Company. Sales by Mrs. West, or other majority shareholders, of their shares into the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline.

We may be unable to comply with our reporting and other requirements under federal securities laws.

As a publicly traded company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the "Exchange Act" and the Sarbanes-Oxley Act of 2002, or the "Sarbanes-Oxley Act". In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting. From time to time we evaluate our existing internal controls in light of the standards adopted by the Public Company Accounting Oversight Board. It is possible that we or our independent registered public accounting firm may identify significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure or difficulties in implementing and maintaining these controls could cause us to fail to meet the periodic reporting obligations or result in material misstatements in our financial statements.

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

We could incur substantial legal fees and other expenses in connection with legal or administrative matters, which could adversely affect our results of operations. These matters also may distract the time and attention of our officers and directors or divert our other resources away from our ongoing commercial and development programs. An unfavorable outcome in any of these matters could damage our business and reputation or result in additional claims or proceedings against us.

We have virtually no financial resources. Our independent registered auditors' report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have decided to change our business strategy and as a result of that process which has not been completed yet, we have virtually no financial resources. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the years ended June 30, 2015 and 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing in the future. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most, if not all of our efforts have been spent on our change of business strategy and developing our new healthy beverage business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that the Company will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management's ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management's ability to maintain control of our company.

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

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediate foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions' payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes- Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company gave up its leased office space in Florida in January 2014 and acquired a new office in California. The Florida leaseholder obtained a judgment in the amount of $181,968 for the remainder of the monthly lease payments through June 2016 pursuant to the terms of the lease agreement plus legal fees of $1,487. The Company has recorded the full amount of the judgment, however, believes that when the facility is re-leased it may not have to pay the full amount. Upon the leaseholder's execution of a new lease with a new tenant, the Company plans to file for the release of the amount of the judgment over and above the actual loss incurred by the leaseholder. There is no guarantee the property will be re-leased or that such a filing will be successful and that the Company will be able to mitigate its loss in this way.

In January 2014, the Company entered into the California lease at the rate of $1,439 per month but vacated this property in December 2014. There is no outstanding liability in respect of this lease.

In January 2015, the Company equipped itself to operate through cloud-based technologies. Our existing arrangement consists of mailing address services on a no contract, month-to-month basis and a la carte access to hosting facilities, virtual pbx telephone, conference space, cloud-based file sharing and file storage which is highly cost effective. Our current corporate address, 5042 Wilshire Blvd, # 34708, Los Angles, California, 90036 is a mailing address at an office center provided by a director at a cost of $150 per month and is adequate to meet our current requirements. The Company will seek suitable office space when needed.

The Company has not invested in any real property at this time, nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

In June 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. On March 20, 2015 the court entered a final judgment in the amount of $200,761 comprised of the principal amount of $122,344 plus prejudgment interest from September 15, 2012 through the date of judgment in the amount of $54,421, costs in the amount of $773, and attorney's fees of $23,222. A full provision for this liability has been recorded in our financial statements during the year ended June 30, 2015. The court dismissed the case against any party not listed in the final order and the case is now closed as to all parties (see Note 6 Commitments and Contingencies to the financial statements).

On July 24, 2014, A&M Acquisitions LLC, obtained a judgment against the Company, a director and former director for default of the remainder of the Florida office lease through July 2016 in the amount of $181,968 including attorney's fees of $1,488 (see Note 6 Commitments and Contingencies to the financial statements). A full provision for this liability was recorded in our financial statements during the year ended June 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES PUBLIC MARKET

Our common stock trades on FINRA's over-the-counter market, the Bulletin Board under the symbol BEVS. Our common stock traded previously under the symbol SNAX which was its symbol since the reverse merger with Time Associates, Inc. on October 5, 2010. Our trading symbol was changed to BEVS in connection with our name change from SnackHealthy, Inc. to Amaize Beverage Corporation effective as of August 13, 2015. As of June 30, 2015 there were 219 holders of our common stock and the closing price of our common stock was $0.90 per share.

As of October 1, 2012, we effected a reverse stock split of 1-to-50 of our common stock. As of October 28, 2013, we effected a further reverse stock split of 1-to-100 of our common stock. All shares and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give the effects of said reverse stock splits.

	SHARE BID PRICE
Fiscal 2014	High	Low
Fourth quarter (06/30/14)	$5.80	$2.00
Third quarter (03/31/14)	$7.99	$3.14
Second quarter (12/31/13)	$8.88	$2.50
First quarter (09/30/13)	$15.00	$3.00

Fiscal 2015	High	Low
Fourth quarter (06/30/15)	$1.75	$0.52
Third quarter (03/31/15)	$1.99	$0.50
Second quarter (12/31/14)	$2.85	$0.55
First quarter (09/30/14)	$4.25	$1.86

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2015 there were no unregistered sales of equity securities of the Company.

Information regarding all equity sales of unregistered securities during the other periods covered by this report have been previously included in the Company's reports on Form 10-Q.

STOCK REPURCHASES

The Company did not make any stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and any other similar words. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward- looking statements include, among others, the following:

•	product liability claims;
•	our relationship with, and our ability to influence the actions of, our distributors;
•	adverse publicity associated with our industry, products or ingredients;
•	improper action by our employees in violation of applicable law;
•	changing consumer preferences and demands;
•	loss or departure of any member of our senior management team which could negatively impact our distributor and/or buyer relations and operating results;
•	the competitive nature of our business;
•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products or ingredients;
•	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, pricing and currency devaluation risks;

•	our dependence on increased penetration of existing markets;
•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of trademarks and other intellectual property rights;
•	product concentration;
•	our reliance on our management team;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;
•

any collateral impact resulting from the ongoing worldwide financial "crisis," including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a recessionary economic environment; and

•	whether we will purchase any of our shares in the open markets or otherwise.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, including under the heading "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Consolidated Financial Statements and the related Notes.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward- looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to anyforward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

OVERVIEW

As a development stage food and beverage company we have been primarily engaged in developing our infrastructure and our product portfolio which was designed to help people achieve and maintain their healthy weight. We commenced sales of two products from our product lines in the third quarter of fiscal year 2011 and had net revenue of $314,980 for the fiscal year ended June 30, 2012.

During 2013, we began to implement our strategic plan, which provides for future growth of our existing core brands through a new expanded distribution method, innovation and advertising. Our primary focus was on decreasing general and administrative costs associated with network marketing and improving sales and profit margins through pricing strategies and enhanced packaging and product configuration. To accomplish this we began the process of phasing out the network marketing sales in order to better position the Company to serve retailers and ultimately, the end consumer. We completed this project in the last quarter of fiscal 2013 in order to focus on mass retail distribution of beverages. To more effectively facilitate the process of shifting to retail distribution, in November 2013, Richard Damion joined our Company as the acting Chief Executive Officer. He was then approved by the Board of Directors as the Company's Chief Executive Officer in January, 2014. Since the hiring of Mr. Damion, the Company has focused on the export of branded organic and natural food products mainly in Asia and the development of a new line of healthy beverages.

On February 15, 2015, the Board of Directors of the Company appointed A.R. (Bud) Grandsaert, age 71, as the Company's new President. Richard Damion resigned as the Company's President as of that date; however, he remains the Company's Chief Executive Officer and Director.

During this time of transition into the beverage market in the fiscal years ended June 30, 2015 and 2014, we generated no revenue.

We determined during the first quarter of 2015 that we would transition out of our lower margin, perishable snack food product lines and have focused our resources solely on developing our new healthy beverages. Amaize Beverage Corporation will continue to focus on developing its healthy beverage product line with a plan to sell to large retailers and club stores in the United States. The Company recently completed development of a unique "better for you" beverage with purple corn as its primary ingredient. Purple corn has historical roots of over thousands of years yet is newly rediscovered for its incredible health benefits. Leading Research & Development companies in the United States have been gathering data on its health benefits and working on integrating its benefits into a number of consumer products. The beverage, with super antioxidant status, is a unique blend of fruits and spices, offering extraordinary health benefits and great taste. Our initial portfolio design includes three beverage lines; Amaize™100% Natural Purple Corn Beverage, Amaizing Tea™ and Amaizing Lemonade™. We plan to launch our Amaize™ 100% Natural Purple Corn Drink ahead of our blended teas and blended lemonades to establish our distribution network with a one of a kind product and to later, 'red-carpet' our tea and lemonade beverages through an established distribution system. The fact that the average American drinks over seven drinks per day allows plenty of opportunity to market a healthy drink, helping us to achieve our mission of providing a positive healthy delicious beverage. While there can be no assurance, management believes that this strategy will ultimately prove successful. The launch of these beverages is subject to the Company's ability to obtain the necessary funding.

Amaize Beverage Corporation is a virtual company with a focus on staying lean through the use of cloud based technologies, maintaining low overhead, subcontracting services, creating sales through commissioned brokers, developing products through reputable co-packers and keeping little to no inventory except for use in sales and business development activities.

Industry wide factors that affect us include the increasing prevalence of obesity in adults and children and demand for healthier, all-natural products which are driving the demand for healthier food and beverage alternatives worldwide.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary until its dissolution effective October 4, 2013. All significant inter–company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and due to related parties, as reported in the accompanying balance sheets, approximates fair value.

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

Revenue Recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to vendors or retailers who are the Company's customers. The Company requires payment at the point of sale. The Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment and title passage to are recorded as deferred revenue. The Company generally does not provide rebates or selling discounts to vendors or retailers who purchase its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

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

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25") Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern which assumes the Company will realize its assets and liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $3,368,585 for the year ended June 30, 2015 and accumulated losses of $51,451,909 since inception to June 30, 2015. Cash used in operations for the year ended June 30, 2015 approximated $66,000 and as of June 30, 2015, we had a working capital deficit of $703,763. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern. However, there can be no assurance that the raising of equity will be successful. Failure to achieve the needed equity funding could have a material adverse effect on the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Equity instruments ("instruments") issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Basic and Diluted Net Loss per Common Share

Net Loss per Common Share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed in the same way as for basic net loss.

At June 30, 2015, the Company had 4,716,000 common shares remaining to be issued in satisfaction of a settlement agreement. These shares have not been included in the number diluted shares because their effect would be anti-dilutive as the Company realized losses in all periods presented in these financial statements.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company's financial condition or the results of its operations.

Presentation

"Net sales," reflect distribution allowances and handling and shipping income, represent what we collect and recognize as net revenues in our financial statements.

Our "gross profit" consists of net sales less "cost of sales," which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments to our warehouse and distribution center, duties and tariffs, expenses relating to shipment of products to customers and importers and similar expenses.

"Selling fees" consist of commissions, overrides and production bonuses.

Our "operating margins" consist of net sales, less cost of sales and selling fees.

"General and administrative expenses" represent our operating expenses, components of which include labor and benefits, sales and marketing events, professional fees, travel and entertainment, marketing, occupancy costs, communication costs, bank fees, depreciation and amortization and other miscellaneous operating expenses.

RESULTS OF OPERATIONS

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods which depend on numerous factors including our ability to distribute our products through major retailers, open new markets, penetrate existing markets, and our ability to secure, develop and introduce new products.

For the Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014

Revenue

The Company revised its sales method from a network marketing model using individual brand partners as distributors, to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. During this transition period the Company recognized no revenues in the years ended June 30, 2015 or 2014.

Cost of Revenues

The Company recognized no cost of sales in the years ended June 30, 2015 or 2014 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the years ended June 30, 2015 and 2014 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the years ended June 30, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses comprised the following for the years ended June 30, 2015 and 2014:

	GENERAL AND ADMINISTRATIVE
	June 30, 2015	June 30, 2014

Salaries and wages	$-	$11,276
Directors' fees	90,000	67,500
Independent contractors	1,453,250	162,359
Professional fees	72,619	67,815
Write off of inventory	-	53,152
Technology	11,697	20,759
Travel and entertainment	33,522	13,177
Office expenses	18,640	15,265
Telephone	4,283	3,663
Rent	17,722	1,400
Amortization	1,250	40,163
Depreciation	2,848	2,827
Other	(187)	9,302

	$1,705,645	$468,658

General and administrative expenses consist primarily of independent contractors, professional fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the year ended June 30, 2015 were $1,236,987 more than for the year ended June 30, 2014 primarily due to the non-cash payment of services to a related party valued at $1,250,000 recorded as independent contractor expense, offset by decreases in most other expenses except rent and travel and entertainment.

Liability for Law Suit Judgement Settlements

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. On March 20, 2015 the court entered a final judgment in the amount of $200,761 comprised of the principal amount of $122,344 plus prejudgment interest from September 15, 2012 through the date of judgment in the amount of $54,421, costs in the amount of $773, and attorney's fees of $23,222. The court dismissed the case against any party not listed in the final order and the case is now closed as to all parties. As of March 31, 2015 the Company had accrued in full for this liability of $200,761 in its financial statements. SeeNote 6 Commitments and Contingencies to the financial statements.

Liability for Lease Judgement

The Company gave up its leased office space in Jupiter, Florida in January 2014, and acquired a new office lease in Newport Beach, California. The Florida leaseholder obtained a judgment in the amount of $181,968 for the remainder of the monthly lease payments through June 2016 pursuant to the terms of the lease agreement plus legal fees of $1,487. The Company recorded the full amount of the judgment during the year ended June 30, 2014. However, the Company believes that if the facility is re-leased the Company may not have to pay the full amount of the judgment. Upon the leaseholder's execution of a new lease with a new tenant, the Company plans to file for the release of the amount of the judgment over and above the actual loss incurred by the leaseholder. There is no guarantee the property will be re-leased or that such a filing will be successful or that the Company will be able to mitigate its loss in this way.

Settlement of Liabilities with Equity

During the year ended June 30, 2015 the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of loans payable to a related party of $127,146 resulting in a non-cash loss on settlement of liabilities $1,462,179.

During the year ended June 30, 2014, the Company issued 5,292,744 shares of common stock in settlement of directors' compensation and other liabilities $675,854 resulting in a non-cash loss on settlement of liabilities $29,347,795. This was subsequently reclassified as settlement of liabilities with equity as the shares were issued to settle outstanding balances of directors' fees payable rather than as new compensation for directors.

Provision for Income Taxes

We incurred taxable losses, consequently, no liability to taxation was incurred during the years ended June 30, 2015 or 2014.

Net Loss

The net loss for the year ended June 30, 2015 was $3,368,585 as compared to $29,998,421 for the year ended June 30, 2014. The variances between the periods primarily arose due to the non-cash loss on settlement of liabilities described above.

Liquidity and Capital Resources

The Company had a cash balance of $2,001 at June 30, 2015 and a working capital deficit as follows:

Total current assets	$2,001
Total current liabilities	(705,764)
Working capital deficit	(703,763)

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and to successfully implement its business plan. Management believes that the actions presently being taken and the success of future operations may be sufficient to enable the Company to continue as a going concern, however, there can be no assurance that the raising of equity will be successful. Failure to achieve the needed equity funding could have a material adverse effect on the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes selected items from our Condensed Consolidated Statements of Cash Flows for the years ended June 30, 2015 and June 30, 2014.

	June 30, 2015	June 30, 2014
Net cash provided by (used in):
Operating activities	$(65,350)	$(144,278)
Investment activities	-	$-
Financing activities	65,536	144,278
Total increase in cash	$186	$-

During the years ended June 30, 2015 and 2014, the Company's operating expenses in the amounts of $65,350 and $144,278 were substantially paid on its behalf by a shareholder. Accordingly, there was no movement in the Company's own bank account during the year ended June 30, 2014 and only a nominal movement of $186 during the year ended June 30, 2015.

Off Balance Sheet Arrangements

At June 30, 2015 the Company had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED FINANCIAL STATEMENTS

Amaize Beverage Corporation

(formerly SnackHealthy, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Amaize Beverage Corp.

(formerly SnackHealthy, Inc.)

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Amaize Beverage Corp. (formerly Snackhealthy Inc) as of June 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amaize Beverage Corp. (formerly SnackHealthy, Inc.) of June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CUTLER & CO., LLC

Wheat Ridge, formerly Arvada, Colorado

November 5, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

Amaize Beverage Corporation
(Formerly SnackHealthy, Inc.)
Condensed Consolidated Balance Sheets

	June 30, 2015	June 30, 2014
ASSETS
Current Assets
Cash	$2,001	$1,815
Deposits and prepaid expenses	-	1,777
Total Current Assets	2,001	3,592

Property and Equipment
Website costs (net of accumulated amortization)	-	-
Office equipment (net of depreciation)	7,961	10,809
Total Fixed Assets	7,961	10,809

Other Assets
Licensed drink (net of accumulated amortization)	-	1,250

Total Assets	$9,962	$15,651

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$123,495	$43,745
Accounts payable related parties	8,875	-
Accrued liabilities	6,573	28
Directors' fees	157,500	67,500
Liability for lawsuit judgment	200,761	-
Liability for lease judgment	181,968	181,968
Payroll taxes	3,565	3,565
Shareholder loans	23,027	84,637
Total Current Liabilities	705,764	381,443

Total Liabilities	705,764	381,443

Commitments and Contingencies

Stockholders' Deficit
Preferred stock $0.001 par value 25,000,000 authorized
No shares issued	-	-
Common stock $0.001 par value 200,000,000 authorized
11,261,030 and 5,467,380 issued and outstanding at
June 30, 2015 and June 30, 2014 respectively	11,261	5,468
Additional paid-in capital	50,744,846	47,712,064
Deficit accumulated	$(51,451,909)	$(48,083,324)
Total Stockholders' Deficit	(695,802)	(365,792)

Total Liabilities and Stockholder's Deficit	$9,962	$15,651

The accompanying notes are an integral part of these audited financial statements.

Amaize Beverage Corporation
(Formerly SnackHealthy, Inc.)
Condensed Consolidated Statements of Operations

	For the year ended June 30, 2015	For the year ended June 30, 2014

Revenues	$-	$-

Operating expenses

General and administrative expenses	1,705,645	468,658
Liability for lawsuit judgement	200,761	-
Liabiltiy for lease judgement	-	181,968
Loss on settlement of liabilities with equity - related party	1,462,179	29,347,795
Total operating expenses	(3,368,585)	29,998,421

Operating loss	3,368,585	(29,998,421)

Provision for income taxes	-	-

Net loss	$3,368,585	$(29,998,421)

Net loss per share - basic and diluted	$0.44	$(8.11)

Weighted average number of common shares outstanding - basic and diluted	7,632,134	3,700,712

The accompanying notes are an integral part of these audited financial statements.

Amaize Beverage Corporation
(Formerly SnackHealthy, Inc.)
Consolidated Statements of Changes in Stockholders' Deficit

	Common Shares		Additional
		Par Value	Paid-In	Deficit	Accumulated
	Shares (1)	$ 0.001	Capital	accumulated	(Deficit)

Balance June 30, 2013	174,606	$175	$17,532,898	$(18,084,903)	$(551,830)
Common shares issued for services	29,666	29	160,781	-	160,810
Common shares issued for settlement of liabilities	251,875	252	639,434	-	639,686
Common shares issued for settlement of liabilities - related parties	5,010,947	5,011	29,378,952	-	29,383,963
Fractional shares issued (100-1 split)	286	-	-	-	-
Net loss for the year				(29,998,421)	$(29,998,421)
Balance June 30, 2014	5,467,380	5,467	47,712,065	(48,083,324)	(365,792)
Common shares issued for services	115,000	115	199,135	-	199,250
Common shares issued for services - related parties	2,500,000	2,500	1,247,500	-	1,250,000
Common shares issued for settlement of liabilities - related parties	3,178,650	3,179	1,586,146	-	1,589,325
Net loss for the period				(3,368,585)	(3,368,585)
Balance June 30, 2015	11,261,030	$11,261	$50,744,846	$(51,451,909)	$(695,802)

_________

(1) As retrospectively restated for the October 28, 2013 100:1 split.

The accompanying notes are an integral part of these audited financial statements.

Amaize Beverage Corporation
(Formerly SnackHealthy, Inc.)
Condensed Consolidated Statements of Cash Flows

	For the year ended June 30, 2015	For the year ended June 30, 2014
Cash Flows from Operating Activities
Net loss	$(3,368,585)	$(29,998,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,848	40,076
Amortization of websites and drink license	1,250	2,914
Loss on settlement of liabilities for equity	1,462,179	29,347,795
Shares issued for services	199,250	160,810
Shares issued for services related party	1,250,000	-

Changes in Operating Assets and Liabilities
Decrease in inventory	-	50,964
Increase in directors' fees payable	90,000	67,500
Decrease in deposits and prepaids	1,777	9,448
Increase (decrease) in accured liabilities	6,545	(10)
Increase in liability for lawsuit judgment	200,761	-
Increase in accounts payable	79,750	174,646
Increase in accounts payable - related party	8,875	-
Net Cash Used in Operating Activities	(65,350)	(144,278)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder loans advanced	65,536	144,278
Net Cash Provided by Financing Activities	65,536	144,278

Net Increase in Cash	186	-

Cash - Beginning of Period	1,815	1,815

Cash - Ending of Period	$2,001	$1,815

Supplemental Disclosure
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-Cash Investing and Financing Activities
Shares issued for services - related party	$-	$-
Settlement of Directors' fees for shares	$-	$180,000
Settlement of accounts payable for shares	$-	$53,853
Loss on settlement of liabilities with equity - related party	$1,462,179	$-
Shares issued to pay shareholder loans	$127,146	$442,001
Shares issued for settlement of lawsuit	$-	$7,562,500
Shares issued for services	$199,250	$160,810
Shares issued for services - related party	$1,250,000	$-

The accompanying notes are an integral part of these audited financial statements.

 Amaize Beverage Corporation

(Formerly SnackHealthy, Inc.)

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

For the years ended June 30, 2015 and 2014

Note 1. The Company

On October 4, 2013, Healthient, Inc. ("the Company") changed its name to SnackHealthy, Inc. and dissolved its sole wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation. As of June 26, 2015, majority of the shareholders of the Company representing not less than 9,327,859 shares of common stock (82.83%) consented in writing to change the Company's name to Amaize Beverage Corporation. Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada General Corporation Law and the Company's Bylaws to approve the above action. On August 13, 2015, Amaize Beverage Corporation, previously known as SnackHealthy, Inc., a Nevada corporation filed an amendment to its articles of incorporation (the "Amendment") with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company's name from SnackHealthy, Inc., Inc. to Amaize Beverage Corporation. The name change and the change of the Company's trading symbol were subsequently declared effective by Financial Industry Regulatory Authority as of August 19, 2015.

Amaize Beverage Corporation markets and distributes organic and all-natural healthy food and beverage products. The Company offers a portfolio of healthy foods and beverages that are organic, all-natural, low-calorie, and free from artificial sweeteners; created for consumption over several eating occasions daily. We determined during the first quarter that we would transition out of our lower margin, perishable snack food product lines to focus our resources solely on developing our new healthy beverage business.

Note. 2 Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year-end is June 30.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary until its dissolution effective October 4, 2013. All significant inter–company transactions and balances have been eliminated in consolidation.

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

Inventory

Inventory comprises packaged products ready for final sale and is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and amounts due to related parties, as reported in the accompanying balance sheets, approximates fair value due to the short term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is three to seven years.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. All website development costs have been fully amortized at June 30, 2015.

Other Assets

Our drink license was amortized over three years and is fully amortized at June 30, 2015.

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

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25") Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the years ended June 30, 2015 and 2014.

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

Equity instruments ("instruments") issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Basic and Diluted Net Loss per Common Share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed in the same way as for basic net loss.

At June 30, 2015 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number of diluted shares because their effect would be anti-dilutive as the Company realized losses in all periods presented in these financial statements.

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

Note 3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $3,368,585 for the year ended June 30, 2015 and accumulated losses of $51,451,909 since inception to June 30, 2015. Cash used in operations for the year ended June 30, 2015 approximated $65,000 and as of June 30, 2015, we had a working capital deficit of $703,763. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern, however, there can be no assurance that the raising of equity will be successful or that the Company will be able to achieve profitability. Failure to achieve the needed equity funding or establish profitable operations would have a material adverse effect on the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4. Property and Equipment

The Company started the construction of several websites all of which have been completed and are being amortized over three years. Computers and furniture are being depreciated over three to seven years.

Property and equipment were as follows:

	June 30, 2015	June 30, 2014

Website	$181,008	$181,008
Amortization	181,008	181,008
Total	$-	$-

Office equipment	22,165	22,165
Depreciation	14,204	11,356
Net book value	7,961	$10,809

Note 5. Other Assets

	June 30, 2015	June 30, 2014

License for drink	$7,500	$7,500
Amortization	7,500	6,250
Net book value	$-	$1,250

The Company's license for drink was being amortized over three years. At June 30, 2015 it was fully amortized.

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

In January 2014, the Company entered into a lease at the rate of $1,439 per month which ended December 2014. In January 2015, the Company was equipped to operate in a virtual environment. We believe that our existing arrangement which provides for virtual pbx telephone, à la carte conference space, address services, mail forwarding and hosting facilities to be highly cost effective and adequate to meet our current needs. The Company plans to seek suitable additional space when needed.

The Company has not invested in any real property at this time, nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Legal

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. On March 20, 2015 the court entered a final judgment in the amount of $200,761 comprised of the principal amount of $122,344 plus prejudgment interest from September 15, 2012 through the date of judgment in the amount of $54,421, costs in the amount of $773, and attorney's fees of $23,222. The court dismissed the case against any party not listed in the final order and the case is now closed as to all parties. As of March 31, 2015 the Company had accrued in full for this liability of $200,761 in its financial statements.

At June 30, 2015, the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company's recent reverse spilt in the number of its issued and outstanding shares of common stock.

Note 7. Stockholders' Deficit

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

On October 28, 2013, the Company effected a 100 to 1 reverse split of its common stock that has been retrospectively reflected in the Consolidated Changes in Stockholders' Deficit.

During the year ended June 30, 2015, the Company issued 115,000 shares of common stock for services valued at $199,250 and 2,500,000 shares of common stock for services to a related party valued at $1,250,000. Shareholder loans from a related party in the amount of $127,146 were settled by the issuance of 3,178,650 shares of common stock resulting in a non-cash loss on settlement of liabilities of $1,462,179.

At June 30, 2015, the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company's recent reverse spilt in the number of its issued and outstanding shares of common stock.

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

There were no warrants or stock options issued or outstanding during the years ended June 30, 2015 or 2014. All warrants issued in prior periods expired without being exercised.

Note 8. Loans from Directors and Shareholders

During the year ended June 30, 2015 a shareholder advanced the Company an additional $65,536.

During the year ended June 30, 2015, the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of shareholder loans of $127,146 resulting in a non-cash loss of $1,462,179 on settlement of liabilities with equity. As of June 30, 2015, the balance of the loan outstanding was $23,027. The loan is non-interest bearing and due on demand.

Share valuations are determined by the closing quoted share price of the stock on the date the issuance is authorized by the Board of Directors.

Note 9. Income Taxes

The components of the deferred tax asset are as follows:

	June 30, 2015	June 30, 2014

Deferred tax assets	$9,860,000	$9,200,000
Valuation allowance	(9,860,000)	(9,200,000)
Net deferred tax assets	$-	$-

The Company had available approximately $49,300,000 at June 30, 2015 and $46,000,000 at June 30, 2014 of unused federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards. ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at June 30, 2015 and June 30, 2014 respectively:

Statutory rate	15%
State taxes, net of federal tax benefit	5%
Effective tax rate	20%

Note 10. Subsequent Events

As of June 26, 2015, majority of the shareholders of the Company representing not less than 9,327,859 shares of common stock (82.83%) consented in writing to change the Company's name to Amaize Beverage Corporation. Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada General Corporation Law and the Company's Bylaws to approve the above action. On August 13, 2015, Amaize Beverage Corporation, previously known as SnackHealthy, Inc., a Nevada corporation (the "Registrant") filed an amendment to its articles of incorporation (the "Amendment") with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company's name from SnackHealthy, Inc., Inc. to Amaize Beverage Corporation. The name change and the change of the Registrant's trading symbol were subsequently declared effective by Financial Industry Regulatory Authority as of August 19, 2015.

On July 16, 2015 the Company's Board of Directors approved the major terms of the compensation of Ms. West, our Founder, Chairman of the Board of Directors, former Chief Executive Officer and now Executive Vice President, which includes an annual salary equal to 400,000 shares of the Company's stock paid on a monthly basis, a stock grant of 500,000 shares of the Company's common stock which vest over a period of five years and a one-time bonus of 150,000 shares of the Company's stock. On July 20, 2015 the Company authorized the issuance of 100,000 shares of common stock of said bonus to Ms. West a $0.50 per share. The Company has not yet finalized the employment agreements with the Company's Chief Executive Officer, Richard Damion and Katherine West, the Company's Executive Officer.

The Company has evaluated subsequent events from June 30, 2015 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after June 30, 2015 for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-l5(e)) under the Securities Exchange Act of 1934,as amended [the "Exchange Act"]) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company, and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15(f) and 15d-15 (f), due to certain material weaknesses in our internal control over financial reporting as discussed below.

Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our internal control over financial reporting was ineffective as of June 30, 2015, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management's assessment identified the following material weaknesses in internal control over financial reporting:

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of June 30, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO. To date, the Company has not been able to establish an Audit Committee with an independent director due its limited financial resources. When the Company obtains sufficient funding, Management intends to add establish its Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company's lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist. We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name	Age	Position	Since
Richard Damion	72	Chief Executive Officer and Director	02/15/2015
Richard Damion	72	President and Director	01/28/2014 – 02/15/2015
Katherine West	45	Chief Executive Officer and Director	10/05/2010 - 01/28/2014
Katherine West	45	Chairman of the Board and Director	01/28/2014
William Lindberg	83	Chief Financial Officer	10/05/2010
A.R. Grandsaert	72	President	02/15/2015

The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company unless otherwise indicated. Except as otherwise indicated, no organization by which any director of officer has been previously employed is an affiliate, parent, or subsidiary of the Company.

Executive Officers and Directors - Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Richard Damion – Director, Chief Executive Officer of Amaize Beverage Corporation and Former President of the Company

Mr. Damion has served as Chief Executive Officer of the Company since February, 2015 and in the role of President from January 2014 through February 2015. He is a seasoned business executive with over 30 years of public company experience in the food and beverage industry. He has founded several successful companies and has been involved in all aspects of the industry, including new product and label development, manufacturing, distribution, and marketing. Mr. Damion has more than 35 years of experience in manufacturing, sales and distribution of food and beverage products. From November of 2009 to November of 2013, he was a director of Newport Digital Technologies in Newport Beach, California; from 2008 to July 2009, he acted as the Chairman and Chief Executive Officer of said company. From 1995 until 2008, he served as the Chairman and Chief Executive Officer of International Food Products Group, Inc. in Newport Beach, California. As the founder and Chief Executive Officer of International Food & Beverage, Mr. Damion is recognized for being one of first to bring frozen pizza to the mass market. The "Mamma Mia" brand of frozen pizza became one of the largest institutional pizza makers in the country and was later sold to Sysco, an American multinational corporation. He founded Margaritas-To-Go, a company that created the first RTD (ready-to-drink) margarita, the brainchild of Mr. Damion. Margaritas-to-Go became one of the fastest growing brands by partnering with leading Tequila brands Sauza and Jose Cuervo. His previous experience also includes serving as the Chief Executive Officer of Pacific Snax, Inc., the creator of the well-known "Kettle Classics" brand of potato chips, "Pacific Lites" and several other innovative snack food brands.

Katherine West – Director, Chairman of the Board of Amaize Beverage Corporation Former President and Chief Executive Officer of the Company

Ms. West served as Chief Executive Officer of the Company from October 5, 2010 through January 28, 2014 at which time she was responsible for the oversight of the management team and entire day-to-day operations of Healthient, Inc. and its subsidiary, SnackHealthy, Inc. Beginning in January of 2014, Ms. West began serving in the capacity as the Chairman of the Board of Directors of SnackHealthy, Inc., now Amaize Beverage Corporation. She has extensive knowledge in direct sales, executive management and public company experience having served for Travelstar on the Board of Directors and having held the titles of Executive Vice President and Chief Financial Officer.

From 1998 to 2002, Ms. West served as the Chief Operating Officer of WMA & Associates the company that provided early stage financing and led the public offerings of Baby Genius and FreeRealTime.com. From 2002 to 2008, at Travelstar, Inc., Ms. West was a founder of the company and held various roles including Executive Vice President, Chief Financial Officer and also served on the Board of Directors. The company went public in 2004. As Executive Vice President she managed the day-to-day operations including 36 employees and over 500 travel agents. Under her leadership the company grew from a start-up to $80,000,000 in annual sales in just 4 years. Ms. West lives in Jupiter, Florida with her husband and their four children. Outside of her work at Amaize Beverage Corporation, Kathy enjoys taking care of her family, running and playing tennis.

William Lindberg - Chief Financial Officer

Mr. Lindberg is responsible for the Company's finance functions, including tax, financial planning, treasury, accounting, procurement, and internal audit, and investor relations audit. His prior experience includes serving in executive financial positions at both public and private companies. Early in his career, Mr. Lindberg was a Certified Public Accountant at Arthur Andersen & Co. for approximately 20 years assigned to its offices in Montevideo, Buenos Aires, and Santiago.

A.R. Grandsaert – President

A.R. "Bud" Grandsaert was appointed President of Amaize Beverage Corporation in February, 2015 and brings to the Company over thirty years of executive sales and distribution management experience in the packaged goods industry. He has an extensive track record in the development of brands and in building beverage brand sales and distribution systems from the ground up. Early in his career, Bud was on the development team of Proctor & Gamble for the introduction of Pringles, the most successful extruded potato chip in history. Progressing through a number of managerial positions he became the National Sales Manager for Gallo Wine Company responsible for directing a national sales force and distribution team introducing over 40 new wine brands and types. He was later recruited by the John Morrell Meat Company to serve as the Vice President of Sales, and later teamed with Richard Damion at Pacific Snax in the development and launch of several innovative snack brands with national distribution.

Non-Executive Officers and Key Employees - Business Experience

The following is a brief account of the business experience of key employees and non-executive officers.

Joseph Rodriguez – Vice President of Operations

Mr. Rodriguez was appointed Vice President of Operations in March, 2015. He has an extensive background in operations and finance with publicly traded companies. His business career began with Arthur Andersen, which propelled him into the high-tech industry working with Texas Instruments and American Micro Systems. He brings a wealth of beverage and snack food production expertise to Amaize Beverage Corporation through his involvement in the launch of many successful retail food product lines including Kettle Classic® potato chips, Just Popped® and G.O.T. Fries®. Mr. Rodriguez has an extensive background in operations and finance with public companies and has served as Chief Financial Officer of International Food and Beverage. Mr. Rodriguez earned a BS degree in Mechanical and Aerospace Engineering from Rose-Hulman Institute of Technology and an MBA in Corporate Finance and Marketing from Ohio State University.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services rendered during the fiscal years ended June 30, 2014 and June 30, 2015 to our Company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executive Officers") at any time during such years.

Summary Compensation Table for 2015 and 2014 Fiscal Years

		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(3)(4)	($)	($(2))	($)

Richard Damion	2015	-	-	1,250,000	-	-	1,250,000
President and CEO (1)	2014	-	-	-	-	-	-

Katherine West	2015	-	-	-	-	-	-
Chairman of the Board (2)	2014	-	-	-	-	-	-

William Lindberg	2015	8,875	-	-	-	-	8,875
Chief Financial Officer	2014	7,195	-	13,703	-	-	20,898

A.R. Grandsaert	2015	-	-	-	-	-	-
President (5)		-	-	-	-	-	-

____________

(1)	Mr. Damion was appointed President and Chief Executive Officer in January 2014 and resigned his position as President in February 2015.

(2)	Ms. West resigned the position of President and Chief Executive Officer in January 2014 and became Chairman of the Board.

(3)	In the fiscal year ended June 30, 2015, Mr. Damion was issued 2,500,000 shares of common stock of the Company at the price per share of $0.50 per share.

(4)	In the year ended 2014 Mr. Lindberg was issued 10,000 shares of common stock of the Company at the price per share of $1.37 pursuant to the Company's Equity Compensation Plan of 2010, as amended.

(5)	Mr. Grandsaert was appointed as President of the Company in February, 2015.

OUTSTANDING EQUITY AWARDS

The table below shows all outstanding equity awards held by our named executive officers at the end of the fiscal year ended June 30, 2015.

OUTSTANDING EQUITY AWARDS AT

2015 FISCAL YEAR END

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Grant Date	Option Exercise Price	Option Expiration Date
	(#)	(#)		($)

Richard Damion	-	-	-	-	-
Katherine West	-	-	-	-	-
William Lindberg	-	-	-	-	-
A.R. Grandsaert	-	-	-	-	-

COMPENSATION OF DIRECTORS

The table below summarizes the compensation earned by directors for services during the fiscal year ended June 30, 2015. Please also see Item 13 Certain Relationships and Related Transactions and Note 8 to the Financial Statements.

For the Fiscal Year Ended June 30, 2015

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Richard Damion			45,000	(1)	45,000
Katherine West			45,000	(2)	45,000

_____________

(1)	The Company recorded a payable for shares of common stock to Mr. Damion for his services as a director valued at $45,000 pursuant to the Company's 2010 Equity Compensation Plan, as amended.

(2)	The Company recorded a payable for shares of common stock to Ms. West for her services as a director valued at $45,000 pursuant to the Company's 2010 Equity Compensation Plan, as amended.

The Company reimburses each Director for reasonable expenses such as travel and out-of-pocket expenses in attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment agreements with the Company's key employees at this time. As of June 30, 2015 the employment agreement for Mr. Damion, the Company's Chief Executive Officer had not been finalized.

EQUITY COMPENSATION PLAN INFORMATION

In fiscal year 2011, the Company adopted its 2010 Equity Compensation Plan (the "Plan") which was registered on the registration statement on Form S-8. The Company registered 8,500,000 shares of its common stock. The Plan was amended in January 2012, and the Company registered an additional 12,000,000 shares of its common stock. Pursuant to the Plan, the Company issued a total of 6,762,143 shares of its common stock to employees, as that term is defined under the Plan. As of October 26, 2012, the Plan was amended, and the Company registered an additional 2,000,000 shares of its common stock. As of June 30, 2013, there were no shares of common stock remaining for issuance under the Plan. The Plan was amended in November 2013, in which the Company registered an additional 1,000,000 shares of its common stock. As of June 30, 2014, there were 708,459 shares of common stock remaining for issuance under the Plan. This amount does not include an additional amount of 1,000,000 shares which was approved by the Company in September, 2013, and which amount has not been registered on Form S-8 at this time. As of June 30, 2015, there were 593,459 shares of common stock remaining for issuance under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our current directors; (iii) each of our executive officers set forth in the Summary Compensation Table; and all current directors and executive officers as a group. Except as otherwise indicated, the address for each person is 5042 Wilshire Blvd., 34708, Los Angeles, California 90036. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock underlying options or warrants held by such person that are exercisable within 60 calendar days of June 30, 2015 but excludes shares of common stock underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 11,261,030 shares of common stock issued and outstanding as of June 30, 2015.

	Beneficial Ownership of Common Stock (1)		Percentage of Ownership
Katherine West Director, Chairman of the Board of Directors Former CEO and President	6,882,553	(2)	61.12%

Richard Damion Director, CEO, and Former President	2,500,000	(3)	22.20%

William Lindberg Chief Financial Officer	0		0.00%

A.R. Grandsaert President	0		0.00%
TOTAL	9,382,553		83.32%

____________

(1)

Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 30, 2015 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2)

Ms. West holds 3,531,822 of her shares of common stock in Northeast Capital Group, LLC. and 3,295,075 of her shares of common stock in Panacea Holdings, Inc., the companies she owns and controls. The total amount of Ms. West's holdings also includes 910 shares of common stock held by her husband.

(3)	Mr. Damion holds 2,500,000 of his shares of common stock in RRD, LLC. a company he owns and controls.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table furnishes information with respect to the Company's equity compensation plan as of June 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	-	$-	$593,459	(2)

Equity compensation plans not approved by security holders	-	$-	$-

Total	-	$-	$593,459	(2)

__________

(1)

The Company's Board of Directors and its shareholders adopted and approved the 2010 Equity Compensation Plan in the amount of 8,500,000 shares of common stock in October, 2010 (the "Plan"). The Plan was amended and the authorized amount of the shares issuable under the Plan was subsequently increased for an additional issuance of 12,000,000 in January, 2012, an additional 2,000,000 shares in October, 2012 and an additional 2,000,000 shares in September, 2013. Our shareholders approved all the amendments to the Plan to authorize the additional shares in September, 2013.

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

Transfer Agent

The transfer agent for the Company's common stock is Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117. Their telephone number is (801) 272-9294 and their website is www.interwesttc.com.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2015 the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of loans in the amount of $127,146 payable to a related party.

During the year ended June 30, 2015, the Company accrued $90,000 for the fees of two directors (see Executive Compensation).

During the year ended June 30, 2014, directors' fees payable of $180,000 and loans from shareholders of $442,001 were settled by the issuance of 2,769,637 and 2,231,596 shares of our common stock, respectively.

The Company had shareholder loans of $23,027 at June 30, 2015 which are non-interest bearing and due on demand.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2015, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $120,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables present fees for professional audit services rendered for the years ended June 30, 2015 and 2014:

Culter & Co., LLC.

9605 West 49th Avenue

Suite 200

Wheat Ridge, Colorado 80033

2015
Audit Fees: (1)	$5,000
Audit-Related Fees: (2)	4,500
Tax Fees: (3)	--
All Other Fees: (4)	--

Total	$9,500

___________

(1)

Audit Fees: Fees for professional services performed by Cutler & Co., LLC. for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8 for the year ended June 30, 2015.

(2)	Audit-Related Fees: Fees for the review of Form 10-Q for the first, second, and third quarters of the year ended June 30, 2015.

(3)

Tax Fees: Cutler & Co., LLC. did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

(4)	All Other Fees: Cutler & Co., LLC did not provide other permissible work for us that did not meet the above category descriptions.

30

2014

Audit Fees: (1)	$0
Audit-Related Fees: (2)	1,500
Tax Fees: (3)	--
All Other Fees: (4)	--

Total	$1,500

_________

(1)	Audit Fees

(2)	Audit-Related Fees: Fees for the review of Form 10-Q for the third quarter for the year ended June 30, 2014.

(3)

Tax Fees: Cutler & Co, LLC. did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

(5)	All Other Fees: Cutler & Co. LLC did not provide other permissible work for us that did not meet the above category descriptions.

Culter & Co., LLC.

9605 West 49th Avenue

Suite 200

Wheat Ridge, Colorado 80033

2014
Audit Fees: (1)	$5,000
Audit-Related Fees: (2)	4,500
Tax Fees: (3)	--
All Other Fees: (4)	--

Total	$9,500

__________

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger of Time Lending, California, Inc.*
3.1	Articles of Incorporation of Time Lending, California, Inc.*
3.2	Articles of Incorporation of Tenth Street, Inc.*
3.3	Articles of Incorporation of Time Marketing Associates, Inc.*
3.4	Articles of Incorporation of Time Management, Inc.*
3.5	Articles and Certificate of Merger of Registrant*
3.6	Bylaws of Registrant*
3.7	Amendment to the Articles of Incorporation dated August 2, 2005*
3.8	Certificate of Designation.*
3.9	Amendment to the Articles of Incorporation dated August, 2011.*
3.10	Amendment to the Articles of Incorporation dated September, 2012.*
3.11	Amendment to the Articles of Incorporation dated October, 2013*
3.12	Amendment to the Articles of Incorporation dated August, 2015*
10.2	Lease Agreement*
10.3	Guaranty of Michael Pope*
10.4	Guaranty of Thomas Van Wagoner*
10.5	Demand Promissory Note (Michael Pope)*
10.6	Demand Promissory Note (Philip La Puma)*
10.7	Asset Sale and Purchase Agreement*
10.8	Share Exchange Agreement between Time Financial Services, Inc. and Interruption Television, Inc.*
10.9	Voting Agreement (Tenth Street, Inc.)*
10.10	Voting Agreement (Time Management, Inc.)*
10.11	Voting Agreement (Time Marketing Associates, Inc.)*
10.12	Broker Agreement*
10.13	Letter of Intent with Nationwide Security Mortgage*
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

* Previously filed with the Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amaize Beverage Corporation

Date: November 9, 2015	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Damion	CHIEF EXECUTIVE OFFICER	November 9, 2015
Richard Damion	(PRINCIPAL EXECUTIVE OFFICER)

/s/ William Lindberg	CHIEF FINANCIAL OFFICER	November 9, 2015
William Lindberg	(PRINCIPAL FINANCIAL OFFICER)

/s/ Katherine West	DIRECTOR	November 9, 2015
Katherine West

