Form 10-Q
period 2015-09-30
AMAIZE BEVERAGE Corp
filed 2015-11-19
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ________________

Commission File Number: 333-59114

AMAIZE BEVERAGE CORPORATION
(Exact name of small business issuer as specified in charter)

Nevada	33-0730042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5042 Wilshire Blvd. #34708, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares of the registrant's common stock outstanding of each of the insurer's common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 11,911,030 as of November 4, 2015. The registrant has no outstanding non-voting common equity.

 \

AMAIZE BEVERAGE COMPANY

(formerly) SNACKHEALTHY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Amaize Beverage Corporation
(formerly SnackHealthy, Inc.)
Condensed Unaudited Balance Sheets

	September 30,	June 30,
	2015	2015
ASSETS
Current Assets
Cash	$2,001	$2,001
Total current assets	2,001	2,001

Property and Equipment
Office equipment (net of accumulated depreciation)	7,249	7,961
Total fixed assets	7,249	7,961

Total Assets	9,250	9,962

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$127,839	$123,495
Accounts payable related party	2,425	8,875
Accrued liabilities	6,573	6,573
Directors' fees	157,500	157,500
Liability for lawsuit judgement	200,761	200,761
Liability for lease judgement	181,968	181,968
Payroll taxes	3,565	3,565
Shareholder loans	32,041	23,027
Total Current Liabilities	712,672	705,764

Total Liabilities	712,672	705,764

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized
11,911,030 and 11,261,030 issued and outstanding at
September 30, 2015 and June 30, 2015 respectively	11,911	11,261
Additional paid-in capital	51,242,196	50,744,846
Deficit accumulated	(51,957,529)	(51,451,909)
Total Stockholders' Deficit	(703,422)	(695,802)

Total Liabilities and Stockholders' Deficit	$9,250	$9,962

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation
(formerly SnackHealthy, Inc.)
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014

Revenues	$-	$-

General and administrative expenses	489,495	58,560
Loss on settlement of liabilities with equity- related party	16,125
Total operating expenses	505,620	58,560

Operating loss	(505,620)	(58,560)

Provision for income taxes	-	-

Net loss	$(505,620)	$(58,560)

Net loss per share-basic and diluted	(0.04)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	11,527,878	5,467,380

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation
(formerly SnackHealthy, Inc.)
Statements of Stockholders' Equity
June 30, 2014 through September 30, 2015

	Common Shares		Additional		Total
		Par Value	Paid-In	Accumulated	Shareholders'
	Shares	$0.001	Capital	Deficit	Deficit
Balance June 30, 2014	5,467,380	$5,467	$47,712,065	$(48,083,324)	$(365,792)
Common shares issued for services	115,000	45	199,205		199,250
Common shares issued for services- related parties	2,500,000	2,570	1,247,430		1,250,000
Common shares issued for settlement of liabilities-related parties	3,178,650	3,179	1,586,146		1,589,325
Balance June 30, 2015	11,261,030	$11,261	$50,744,846	$(51,451,909)	$(695,802)
Common shares issued for services	512,500	513	359,987		360,500
Common shares issued for services- related parties	112,500	112	112,388		112,500
Common shares issued for settlement of liabilities-related parties	25,000	25	24,975		25,000
Net loss				(505,620)	(505,620)
Balance September 30, 2015	11,911,030	$11,911	$51,242,196	$(51,957,529)	$(703,422)

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation
(formerly SnackHealthy, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Cash Flows from Operating Activities
Net loss	$(505,620)	$(58,560)
Adjustments to reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	712	712
Amortization of websites and drink license	-	625
Shares issued for settlement of accounts payable	8,875	-
Loss on settlement of liabilities for equity	16,125	-
Shares issued for services	112,500	-
Shares issued for services-related parties	360,500	-
Changes in operating assets and liabilities
Increase (decrease) in accrued liabilities	-	1,626
Increase in account payable	4,344	21,443
Decrease in account payable-related party	(6,450)	-
Net Cash Used in Operating Activities	(9,014)	(34,154)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder loans advanced	9,014	34,154
Net Cash Provided by Financing Activities	9,014	34,154

Net increase (decrease) in Cash	-	-
Cash--Beginning of Period	2,001	1,815
Cash - Ending of Period	$2,001	$1,815

Supplemental Disclosure:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-Cash Investing and Financing Activities:
Shares issued for services	$360,500	$-
Shares issued for services - related party	$112,500	$-
Settlement of accounts payable for shares-related party	$8,875	$-
Loss on settlement of liabilities with equity - related party	$16,125	$-

The accompanying notes are an integral part of these unaudited financial statements.

AMAIZE BEVERAGE CORPORATION

(formerly SnackHealthy, Inc.)

FOOTNOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended September 30, 2015 and 2014

Note 1. The Company

On October 4, 2013, Healthient, Inc. ("the Company") changed its name to SnackHealthy, Inc. and dissolved its sole wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation.As of June 26, 2015, majority of the shareholders of the Company representing not less than 9,327,859 shares of common stock (82.83%) consented in writing to change the Company's name to Amaize Beverage Corporation. Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada General Corporation Law and the Company's Bylaws to approve the above action. On August 13, 2015, Amaize Beverage Corporation, previously known as SnackHealthy, Inc., a Nevada corporation filed an amendment to its articles of incorporation (the "Amendment") with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company's name from SnackHealthy, Inc., Inc. to Amaize Beverage Corporation. The name change and the change of the Company's trading symbol were subsequently declared effective by Financial Industry Regulatory Authority as of August 19, 2015.

Amaize Beverage Corporation's goal is to successfully position a "better for you" portfolio of beverages as convenient, healthy solutions designed to support the lifestyles of today's active and health conscious consumers. The Company plans to focus on the development of an all-natural, healthy beverage product line containing a unique strain of purple corn which is high in antioxidant value and known for its perceived health benefits. The Company plans to distribute and sell the beverages through large retailers and club stores in the United States. We determined during the first quarter that we would transition out of our lower margin, perishable snack food product lines to focus our resources solely on developing our new healthy beverage business.

Note. 2 Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year-end is June 30. The Company prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the three month period ended September 30, 2015. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended June 30, 2015. The income statement for the three months ended September 30, 2015 cannot necessarily be used to project results for the full year.

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

At September 30, 2015 the Company had 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. These shares have not been included in the number of diluted shares because their effect would be anti-dilutive as the Company realized losses in all periods presented in these financial statements.

Reclassifications

Certain amounts previously presented for prior period have been reclassified. The reclassifications had no effect on net loss, total assets, or stockholders' deficit.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $505,620 for the three months ended September 30, 2015 and accumulated losses of $51,957,529 since inception to September 30, 2015. Cash used in operations for the three months ended September 30, 2015 was $9,014 and as of September 30, 2015, we had a working capital deficit of $710,671. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

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

Note 4. Commitments and Contingencies

On July 16, 2015 the Company's Board of Directors approved the major terms of the compensation of Ms. West, our Founder, Chairman of the Board of Directors, former Chief Executive Officer and now Executive Vice President, which includes an annual salary equal to 400,000 shares of the Company's stock paid on a monthly basis, a stock grant of 500,000 shares of the Company's common stock, which vest over a period of five years and a one-time bonus of 150,000 shares of the Company's stock. On July 20, 2015, the Company authorized the issuance of 100,000 shares to Northeast Capital Group, a company owned and controlled by Ms. West as part of the compensation plan. The Company has not yet finalized the employment agreements with the Company's Chief Executive Officer, Richard Damion and A. R. Grandsaert, the Company's President.

Lease Commitments

The Company gave up its leased office space in Jupiter, Florida in January 2014, and acquired a new office in Newport Beach, California. The Florida leaseholder obtained a judgment in the amount of $181,968 for the remainder of the monthly lease payments through June 2016 pursuant to the terms of the lease agreement plus legal fees of $1,487. The Company has recorded the full amount of the judgment, however it believes that when the facility is re-leased it may not have to pay the full amount. Upon the leaseholder's execution of a new lease with a new tenant, the Company plans to file for the release of the amount of the judgment over and above the actual loss incurred by the leaseholder. There is no guarantee the property will be re-leased or that such a filing will be successful and that the Company will be able to mitigate its loss in this way.

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

Legal

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. On March 20, 2015 the court entered a final judgment in the amount of $200,761 comprised of the principal amount of $122,344 plus prejudgment interest from September 15, 2012 through the date of judgment in the amount of $54,421, costs in the amount of $773, and attorney's fees of $23,222. The court dismissed the case against any party not listed in the final order and the case is now closed as to all parties. As of March 31, 2015 the Company had accrued in full for this liability of $200,761 in its financial statements and signed a settlement agreement.

At September 30, 2015, the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement with the former officer. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company's recent reverse spilt in the number of its issued and outstanding shares of common stock.

Note 5. Stockholders' Deficit

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

During the three months ended September 30, 2015 the Company issued 512,500 shares of common stock valued at $360,500 for services to related parties, 112,500 shares of common for services valued at $112,500 and 25,000 share of common stock in payment of an account payable to a related party valued at $25,000 resulting in a non-cash loss on settlement of liabilities of $16,145.

At September 30, 2015, the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of the settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC's claim does not exceed 9.99%. The number of shares required to settle this liability is unchanged by the Company's recent reverse spilt in the number of its issued and outstanding shares of common stock.

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

There are no warrants or stock options issued or outstanding.

Note 6. Loans from Directors and Shareholders

During the three months ended September 30, 2015 a shareholder advanced the Company $9,014.

During the year ended June 30, 2015, the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of shareholder loans of $127,146 resulting in a non-cash loss of $1,462,179 on settlement of liabilities with equity. As of September 30, 2015 the balance of the loan outstanding was $32,041. The loan is non-interest bearing and due on demand.

Share valuations are determined by the closing quoted share price of the stock on the date the issuance is authorized by the Board of Directors.

Note 7. Income Taxes

The components of the deferred tax asset are as follows:

	September 30, 2015	June 30, 2015
Deferred tax assets
Net operating loss carry-forward	$9,941,200	$9,860,000
Valuation allowance	(9,941,200)	(9,860,000)

Net deferred tax assets	$-	$-

The Company had available approximately $49,706,000 at September 30, 2015 and $49,300,000 at June 30, 2015 of unused federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards. ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at September 30, 2015 and June 30, 2015 respectively:

Statutory rate	15%
State taxes, net of federal tax benefit	5%
Effective tax rate	20%

Note 8. Subsequent Events

The Company has evaluated subsequent events from September 30, 2015 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after September 30, 2015 for which disclosure is required.

ITEM 2 - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and any other similar words. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward- looking statements include, among others, the following:

●	product liability claims;

●	our relationship with, and our ability to influence the actions of, our distributors;

●	adverse publicity associated with our industry, products or ingredients;

●	improper action by our employees in violation of applicable law;

●	changing consumer preferences and demands;

●	loss or departure of any member of our senior management team which could negatively impact our distributor and/or buyer relations and operating results;

●	the competitive nature of our business;

●	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products or ingredients;

●	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, pricing and currency devaluation risks;

●	our dependence on increased penetration of existing markets;

●	contractual limitations on our ability to expand our business;

●	our reliance on our information technology infrastructure and outside manufacturers;

●	the sufficiency of trademarks and other intellectual property rights;

●	productconcentration;

●	our reliance on our management team;

●	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

●	changes in tax laws, treaties or regulations, or their interpretation;

●

any collateral impact resulting from the ongoing worldwide financial "crisis," including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a recessionary economic environment; and;

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

During this time of transition into the beverage market, we generated no revenues during the fiscal years ended June 30, 2015 or 2014.

We determined during the first quarter of 2015 that we would transition out of our lower margin, perishable snack food product lines and have focused our resources solely on developing our new healthy beverages. Amaize Beverage Corporation will continue to focus on developing its healthy beverage product line with a plan to sell to large retailers and club stores in the United States. The Company recently completed development of a unique "better for you" beverage with purple corn as its primary ingredient. Purple corn has historical roots of over thousands of years yet is newly rediscovered for its incredible health benefits. Leading Research & Development companies in the United States have been gathering data on its health benefits and working on integrating its benefits into a number of consumer products.The beverage, with super antioxidant status, is a unique blend of fruits and spices, offering extraordinary health benefits and great taste. Our initial portfolio design includes three beverage lines; Amaize™100% Natural Purple Corn Beverage, Amaizing Tea™ and Amaizing Lemonade™. We plan to launch our Amaize™ 100% Natural Purple Corn Drink ahead of our blended teas and blended lemonades to establish our distribution network with a one of a kind product and to later, 'red-carpet' our tea and lemonade beverages through an established distribution system. The fact that the average American drinks over seven drinks per day allows plenty of opportunity to market a healthy drink, helping us to achieve our mission of providing a positive healthy delicious beverage. While there can be no assurance, management believes that this strategy will ultimately prove successful. The launch of these beverages is subject to the Company's ability to obtain the necessary funding.

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

Significant Accounting Policies

For the Company's significant accounting policies see "Footnote 2" to the accompanying September 30, 2015 condensed unaudited financial statements.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

The Company revised its sales method from a network marketing model using individual brand partners as distributors, to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. The Company had no revenues in the three months ended September 30, 2015 and September 30, 2014.

Cost of Revenues

The Company recognized no cost of sales in the three months periods ended September 30, 2015 or 2014 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three months ended September 30, 2015 and 2014 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three months ended September 30, 2015 and 2014 as it had no sales activity in these periods.

General and administrative expenses comprised the following for the three months ended September 30, 2015 and 2014.

	GENERAL AND ADMINISTRATIVE
	September 30, 2015	September 30, 2014

Independent contractors	$362,625	$-
Professional fees	7,784	10,616
Technology	64,452	2,419
Product development	50,000	-
Travel and entertainment	3,428	20,249
Office expenses	149	466
Telephone	345	715
Rent	-	5,064
Amortization	-	625
Depreciation	712	712
Other	-	17,694

	$489,495	$58,560

Expenses increased over the prior period due to the issuance of 512,500 shares of common stock for services to related parties valued at $360,500 and 112,500 shares to others valued at $112,500 for a total amount of $473,000 which were classified as independent contractors, product development and technology, leaving $16,495 in expense of travel and entertainment, professional fees, among others.

Settlement of Liabilities with Equity

During the three months ended September 30, 2015 the Company issued 25,000 shares of common stock valued at $25,000 in settlement of accounts payable to a related party of $8,875 resulting in a non-cash loss on settlement of liabilities of $16,125. There were no shares issued to settle liabilities for the three months ended September 30, 2014.

Provision for Income Taxes

We incurred taxable losses; consequently no liability to taxation was incurred during the three months ended September 30, 2015 or 2014.

Net Loss

The net loss for the three months ended September 30, 2015 was $505,620 as compared to $58,560 for the three months ended September 30, 2014.

Liquidity and Capital Resources

The Company had a cash balance of $2,001 at September 30, 2015 and a working capital deficit as follows:

Total current assets	$2,001
Total current liabilities	712,672
Working capial deficit	$(710,671)

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

Cash Flows

The following table summarizes selected items from our "Condensed Consolidated Statements of Cash Flows" for the three months ended September 30, 2015 and September 30, 2014.

Net cash provided by (used in):	September 30, 2015	September 30, 2014
Operating activities	9,014	(34,154)
Investment activities	-	-
Financing activities	9,014	34,154
Total change in cash	-	-

During the three months ended September 30, 2015 and 2014, the Company's operating expenses were paid by a shareholder in the amounts of $9,014 and $34,154 respectively. Accordingly, there was no movement in the Company's cash balance during the periods.

Off Balance Sheet Arrangements

At September 30, 2015 we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4 - Controls and Procedures

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

Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2015, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of September 30, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this period report.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. On March 20, 2015 the court entered a final judgment in the amount of $200,761 comprised of the principal amount of $122,344 plus prejudgment interest from September 15, 2012 through the date of judgment in the amount of $54,421, costs in the amount of $773, and attorney's fees of $23,222. A full provision for this liability has been recorded in our financial statements during the year ended June 30, 2015. The court dismissed the case against any party not listed in the final order and the case is now closed as to all parties (see Note 4. Commitments and Contingencies to the financial statements).

On July 24, 2014, A&M Acquisitions LLC, obtained a judgment against the Company, a director and former director for default of the remainder of the Florida office lease through July 2016 in the amount of $181,968 including attorney's fees of $1,488 (see Note 4. Commitments and Contingencies to the financial statements). A full provision for this liability was recorded in our financial statements during the year ended June 30, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2015, the Company issued 25,000 shares of common stock to a related party valued at $25,000 in settlement of an account payable of $8,575 resulting in a non-cash loss on settlement of liabilities to a related party of $16,145 (see "Note 5. Stockholders' Deficit" of the financial statements).

On July 21, 2015, the Company issued 100,000 shares of common stock for services valued at $100,000.

The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(a)(2) and Regulation D of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2015 the Company had no senior securities issued and outstanding.

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

AMAIZE BEVERAGE COMPANY

Date: November 17, 2015	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

