Form 10-Q
period 2015-12-31
AMAIZE BEVERAGE Corp
filed 2016-02-18
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________

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

____________________________________________________________

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

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 15,558,030 as of February 5, 2016. The registrant has no outstanding non-voting common equity.

AMAIZE BEVERAGE CORPORATION

(formerly) SNACKHEALTHY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Amaize Beverage Corporation

(formerly SnackHealthy, Inc.)

Balance Sheets

(Unaudited)

	December 31,	June 30,
	2015	2015
ASSETS
Current Assets
Cash	$2,001	$2,001
Total Current Assets	2,001	2,001

Property and Equipment
Office equipment (net of accumulated depreciation)	6,537	7,961
Total Fixed Assets	6,537	7,961

Total Assets	$8,538	$9,962

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$131,437	$123,496
Accounts payable - related party	6,625	8,875
Accrued liabilities	6,545	6,545
Directors' fees	-	157,500
Liability for lawsuit judgement	200,761	200,761
Liability for lease judgement	181,968	181,968
Payroll taxes	3,592	3,592
Shareholder loans	41,560	23,027
Total Current Liabilities	572,488	705,764

Total Liabilities	572,488	705,764

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized 15,558,030 and 11,261,030 issued and outstanding at December 31, 2015 and June 30, 2015 respectively.	15,558	11,261
Additional paid-in capital	52,478,532	50,744,846
Deficit accumulated	(53,058,040)	(51,451,909)
Total Stockholders' Deficit	(563,950)	(695,802)

Total Liabilities and Stockholders' Deficit	$8,538	$9,962

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

(formerly SnackHealthy, Inc.)

Statements of Operations

(Unaudited)

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the six months ended December 31, 2015	For the six months ended December 31, 2014

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	1,100,511	87,135	1,590,006	145,695
Loss on settlement of liabilities with equity- related party	-	-	16,125
Total operating expenses	1,100,511	87,135	1,606,131	145,695

Operating loss	(1,100,511)	(87,135)	(1,606,131)	(145,695)

Provision for income taxes	-	-	-	-

Net loss	$(1,100,511)	$(87,135)	$(1,606,131)	$(145,695)

Net loss per share - basic and diluted	$(0.08)	$(0.02)	$(0.13)	$(0.03)

Weighted average number of common shares outstanding, basic and fully diluted	13,060,628	5,480,913	12,294,253	5,474,164

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

(formerly SnackHealthy, Inc.)

Statements of Cash Flows

(Unaudited)

	For the Six Months ended December 31, 2015	For the Six Months ended December 31, 2014
Cash Flows from Operating Activities
Net loss	$1,606,131	$(145,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,424	1,424
Amortization of websites and license	-	1,250
Shares issued for accounts payable - related party	8,875	-
Loss on settlement of liabilities for equity	16,125	-
Shares issued for services	112,500	44,250
Shares issued for Directors' fees	162,000	-
Shares issued for services - related party	1,438,483	-
Changes in operating assets and liabilities
Increase (decrease) in accured liabilities	-	19,320
Increase in accounts payable	7,941	36,942
Decrease in Directors' fees	(157,500)	-
Decrease in accounts payable - related party	(2,250)	-
Net Cash Used in Operations	(18,533)	(42,509)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder loans advanced	18,533	42,509
Net Cash Provided by Financing Activities	18,533	42,509

Net Increse (Decrease) in Cash	-	-

Cash - Beginning of Period	2,001	1,815

Cash - Ending of Period	$2,001	$1,815

Supplemental Disclosure:
Income taxes paid	$-	$-
Interest paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$112,500	$44,250
Shares issued for services - related party	$1,438,483	$-
Settlement of Directors' fees for shares	$162,000	$-
Settlement of accounts payable for shares - related party	$8,875	$-
Loss on settlement of liabilities with equity - related party	$16,125	$-

The accompanying notes are an integral part of these unaudited financial statements.

AMAIZE BEVERAGE CORPORATION

(formerly SnackHealthy, Inc.)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Month Periods Ended December 31, 2015 and 2014

Note 1. The Company

On October 4, 2013, Healthient, Inc. ("the Company") changed its name to SnackHealthy, Inc. and dissolved its sole wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation. As of June 26, 2015, a majority of the shareholders of the Company representing not less than 9,327,859 shares of common stock (82.83%) consented in writing to change the Company's name to Amaize Beverage Corporation. Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada General Corporation Law and the Company's Bylaws to approve the above action. On August 13, 2015, Amaize Beverage Corporation, previously known as SnackHealthy, Inc., a Nevada corporation filed an amendment to its articles of incorporation (the "Amendment") with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company's name from SnackHealthy, Inc., to Amaize Beverage Corporation. The name change and the change of the Company's trading symbol were subsequently declared effective by the Financial Industry Regulatory Authority as of August 19, 2015.

The Company has developed a healthy beverage product line containing a unique strain of purple corn which is high in antioxidant value. The beverages are all natural, low calorie, gluten free, and non-GMO. The Company plans to distribute and sell the beverages through large retailers and club stores in the United States.

Note. 2 Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Therefore, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for fiscal yearend financial statements. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the six month period ended December 31, 2015. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended June 30, 2015. The income statement for the three and six months ended December 31, 2015 cannot necessarily be used to project results for the full year.

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

Note 3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $1,606,131 for the six months ended December 31, 2015 and accumulated losses of $53,058,040 since inception to December 31, 2015. Net cash used in operations for the six months ended December 31, 2015 was $18,533 and as of December 31, 2015, we had a working capital deficit of $570,487. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

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

Note 4. Commitments and Contingencies

On July 16, 2015 the Company's Board of Directors approved the major terms of the compensation of Ms. West, our Founder, Chairman of the Board of Directors, former Chief Executive Officer and now Executive Vice President, which includes an annual salary equal to 400,000 shares of the Company's stock paid on a monthly basis, a stock grant of 500,000 shares of the Company's common stock, which vest over a period of five years and a one-time bonus of 150,000 shares of the Company's stock. On July 20, 2015, the Company authorized the issuance of 100,000 shares valued at $100,000 to Northeast Capital Group, a company owned and controlled by Ms. West as part of the compensation.

On November 11, 2015 the Company's Board of Directors approved an amendment to the terms of the non-cash compensation for Ms. West. The amendment provides for cancellation of the previous restricted stock grant of 500,000 shares of the Company's stock vesting over five years and replaces it with a restricted stock grant of 3,500,000 shares of the Company's stock vesting over a period of five years. On November 11, 2015, the Company authorized the issuance of 3,170,539 shares valued at $1,077,983 to Panacea Holdings, Inc., a company owned and controlled by Ms. West as part of the compensation. The Company has not yet finalized the employment agreements with the Company's Chief Executive Officer, Richard Damion and A. R. Grandsaert, the Company's President.

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

During the six months ended December 31, 2015 the Company issued 3,683,039 shares of common stock valued at $1,438,483 for services rendered by related parties, 112,500 shares of common for services valued at $112,500, 476,461 shares of common stock in payment of Directors' fees and 25,000 shares of common stock in payment of an account payable to a related party valued at $25,000 resulting in a non-cash loss on settlement of liabilities of $16,145.

At December 31, 2015 the Company had a balance of 4,716,000 common shares remaining to be issued in satisfaction of a settlement agreement. Under the agreement, the shares can be drawn upon at any time, provided that the number of shares of common stock of the Company beneficially owned by the purchaser of the Siesta Flow LLC claim does not exceed 9.99%. The number of shares required to settle this liability has not been changed by the Company's recent reverse spilt in the number of its issued and outstanding shares of common stock.

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

Note 6. Loans from Directors and Shareholders

During the six months ended December 31, 2015 a shareholder advanced the Company $18,533.

During the year ended June 30, 2015, the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of shareholder loans of $127,146 resulting in a non-cash loss of $1,462,179 on settlement of liabilities with equity. As of December 31, 2015 the balance of the loan outstanding was $41,560. The loan is non-interest bearing and due on demand.

Share valuations are determined by the closing quoted share price of the stock on the date the issuance is authorized by the Board of Directors.

Note 7. Income Taxes

The components of the deferred tax asset are as follows:

	December 31, 2015	June 30, 2015
Deferred tax assets
Net operating loss carry-forward and other nominal temporary differences	$10,185,000	$9,860,000
Valuation allowance	(10,185,000)	(9,860,000)
Net deferred tax assets	$-	$-

The Company had available approximately $50,925,000 at December 31, 2015 and $49,300,000 at June 30, 2015 of unused federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards. ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The change in the valuation allowance was $325,000 for the six month period ended December 31, 2015.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at December 31, 2015 and June 30, 2015 respectively:

Statutory rate	15%
State taxes, net of federal tax benefit	5%
Effective tax rate	20%

Note 8. Subsequent Events

The Company has evaluated subsequent events from December 31, 2015 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after December 31, 2015 for which disclosure is required.

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

We determined during the first quarter of 2015 that we would transition out of our lower margin, perishable snack food product lines and have focused our resources solely on developing our new healthy beverages. Amaize Beverage Corporation will continue to focus on developing its healthy beverage product line with a plan to sell to large retailers and club stores in the United States. The Company recently completed development of a unique "better for you" beverage with purple corn as its primary ingredient. Purple corn has historical roots of over thousands of years yet is newly rediscovered for its incredible health benefits. Leading Research & Development companies in the United States have been gathering data on its health benefits and working on integrating its benefits into a number of consumer products. The beverage, with super antioxidant status, is a unique blend of fruits and spices, offering extraordinary health benefits and great taste. Our initial portfolio design includes three beverage lines; Amaize™ 100% Natural Purple Corn Beverage, Amaizing Tea™ and Amaizing Lemonade™. We plan to launch our Amaize™ 100% Natural Purple Corn Drink ahead of our blended teas and blended lemonades to establish our distribution network with a one of a kind product and to later, 'red-carpet' our tea and lemonade beverages through an established distribution system. The fact that the average American drinks over seven drinks per day allows plenty of opportunity to market a healthy drink, helping us to achieve our mission of providing a positive healthy delicious beverage. While there can be no assurance, management believes that this strategy will ultimately prove successful. The launch of these beverages is subject to the Company's ability to obtain the necessary funding.

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

Significant Accounting Policies

For the Company's significant accounting policies see "Footnote 2" to the accompanying December 31, 2015 condensed unaudited financial statements.

Presentation

"Net sales," reflect distribution allowances, handling and shipping income, represent what we collect and recognize as net revenues in our financial statements.

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

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

and Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Revenue

The Company revised its sales method from network marketing sales through individual brand partners to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. The Company had no revenues in the three months ended December 31, 2015 and December 31, 2014, nor did it have revenues during the six months ended December 31, 2015 or 2014.

Cost of Revenues

The Company recognized no cost of sales in the three and six months periods ended December 31, 2015 or 2014 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three and six months ended December 31, 2015 and 2014 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three months and six months ended December 31, 2015 and 2014 as it had no sales activity in these periods.

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended December 31, 2015 and 2014:

	GENERAL AND ADMINISTRATIVE
	December 31, 2015	December 31, 2014

Independent contractors	$1,082,483	$44,500
Directors' fees	4,500	-
Professional fees	10,161	26,566
Technology	2,308	3,457
Travel and entertainment	207	5,863
Office expenses	140	-
Telephone	-	391
Rent	-	5,021
Amortization	-	625
Depreciation	712	712
	$1,100,511	$87,135

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the three months ended December 31, 2015 were $1,013,376 more than for the three months ended December 31, 2014. The increase was primarily due to the non-cash payment of services to a related party valued at $1,077,983 classified as independent contractors. The increase was offset by decreases in most other expenses.

General and administrative expenses comprised the following for the six months ended December 31, 2015 and 2014.

	GENERAL AND ADMINISTRATIVE
	December 31, 2015	December 31, 2014

Independent contractors	$1,445,108	$48,250
Directors' fees	4,500	-
Professional fees	17,945	33,432
Technology	66,760	5,876
Product development	50,000	-
Travel and entertainment	3,635	26,112
Office expenses	289	466
Telephone	345	1,106
Rent	-	10,085
Amortization	-	1,250
Depreciation	1,424	1,424
Other	-	17,694
	$1,590,006	$145,695

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the six months ended December 31, 2015 were $1,144,311 more than for the six months ended December 31, 2014. The increase was primarily due to the non-cash payment of services to related parties valued at $1,438,483 classified as independent contractors, increase in product development of $50,000, increase in technology expense of $60,884, offset by decreases in other expenses.

Settlement of Liabilities with Equity

During the six months ended December 31, 2015 the Company issued 25,000 common shares valued at $25,000 in settlement of loans payable to a related party of $8,575 resulting in a non-cash loss on settlement of liabilities of $16,425. During the three and six month ended December 31, 2015 the Company issued 476,461 restricted shares of common stock in payment of Directors' fees in the amount of $162,000.

Provision for Income Taxes

We incurred taxable losses; consequently no liability to taxation was incurred during the three and six months ended December 31, 2015 or 2014.

Net Loss

The net loss for the three months ended December 31, 2015 was $1,100,511 as compared to $87,135 for the three months ended December 31, 2014. The net loss for the six months ended December 31, 2015 was $1,606,131 as compared to $154,695 for the six months ended December 31, 2014. The variances between the periods arose due the factors described above.

Liquidity and Capital Resources

The Company had a cash balance of $2,001 at December 31, 2015 and a working capital deficit as follows:

$2,001
572,488
$(570,487)

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

Cash Flows

The following table summarizes selected items from our accompanying Statement of Cash Flows for the six months ended December 31, 2015 and December 31, 2014.

Net cash provided by (used in):	December 31, 2015	December 31, 2014
Operating activities	$(18,533)	$(42,509)
Investment activities	-	-
Financing activities	18,533	42,509
Total change in cash	$-	$-

During the six months ended December 31, 2015 and 2014, the Company's operating expenses were paid by a shareholder from their bank account in the amounts of $18,533 and $42,509 respectively. Accordingly, there was no movement in the Company's own bank account during the period.

Off Balance Sheet Arrangements

At December 31, 2015 we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2015, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 2, 2015 the Company issued 3,170,539 shares of common stock for services to a related party valued at $1,077,983 and 476,461 shares of common stock for the payment of Directors' fees in the amount of $162,000.

The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(a)(2) and Regulation D of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

During the six months ended December 31, 2015 the Company had no senior securities issued and outstanding.

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

AMAIZE BEVERAGE CORPORATION

Date: February 16, 2016	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

