Form 10-Q
period 2016-03-31
AMAIZE BEVERAGE Corp
filed 2016-06-22
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(949) 287-3164

(Issuer’s Telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer” and “smaller or a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate the number of shares of the registrant’s common stock outstanding of each of the insurer’s common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s only class of common stock, $0.001 par value per share, was 15,558,030 as of May 2, 2016. The registrant has no outstanding non-voting common equity.

AMAIZE BEVERAGE CORPORATION

(formerly SNACKHEALTHY, INC.)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Amaize Beverage Corporation

(formerly SnackHealthy, Inc.)

Balance Sheets

(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current Assets
Cash	$-	$2,001
Total Current Assets	-	2,001

Property and Equipment
Office equipment (net of accumulated depreciation)	5,825	7,961
Total Fixed Assets	5,825	7,961

Total Assets	$5,825	$9,962

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$128,949	$123,496
Accounts payable related party	9,750	8,875
Accrued liabilities	6,545	6,545
Directors' fees	-	157,500
Liability for lawsuit judgement	200,761	200,761
Liability for lease judgement	181,968	181,968
Payroll taxes	3,592	3,592
Shareholder loans	43,533	23,027
Total Current Liabilities	575,098	705,764

Total Liabilities	575,098	705,764

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 Par value, 25,000,000 authorized: No shares issued	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized 15,558,030 and 11,261,030 issued and outstanding at March 31, 2016 and June 30, 2015 respectively	15,558	11,261
Additional paid-in capital	52,478,532	50,744,846
Deficit accumulated	(53,063,363)	(51,451,909)
Total Stockholders' Deficit	(569,273)	(695,802)

Total Liabilities and Stockholders' Deficit	$5,825	$9,962

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

(formerly SnackHealthy, Inc.)

Statements of Operations

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015	For the nine months ended March 31, 2016	For the nine months ended March 31, 2015
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	5,323	1,466,807	1,595,329	1,612,502
Loss on settlement of liabilities with equity- related party	-	1,462,179	16,125	1,462,179
Total	5,323	2,928,986	1,611,454	3,074,681

Operating loss	(5,323)	(2,928,986)	(1,611,454)	(3,074,681)

Provision for income taxes	-	-	-	-

Net loss	$(5,323)	$(2,928,986)	$(1,611,454)	$(3,074,681)

Net loss per share - basic and diluted	$(0.00)	$(0.36)	$(0.12)	$(0.48)

Weighted average number of common shares outstanding, basic and fully diluted	15,558,030	8,223,870	13,374,266	6,377,242

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

(formerly SnackHealthy, Inc.)

Statements of Cash Flows

(Unaudited)

	For the Nine Months ended March 31, 2016	For the Nine Months ended March 31, 2015
Cash Flows from Operating Activities
Net loss	$(1,611,454)	$(3,074,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,136	2,136
Amortization of websites and drink license	-	1,250
Shares issued for accounts payable - related party	8,875	-
Loss on settlement of liabilities for equity - related party	16,125	1,462,179
Shares issued for services	112,500	44,250
Shares issued for Directors' fees	162,000	-
Shares issued for services - related parties	1,438,483	1,250,000
Changes in operating assets and liabilities
Settlement of lease	-	17,694
Increase (decrease) in accrued liabilities	-	5,942
Increase in liability for lawsuit judgement	-	200,761
Increase in accounts payable	5,453	36,944
Decrease in Directors' fees	(157,500)
Increase in account payable - related party	875	-
Net Cash Used in Operations	(22,507)	(53,525)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder loans advanced	20,506	53,525
Net Cash Provided by Financing Activities	20,506	53,525

Net Increse (Decrease) in Cash	(2,001)	-
Cash - Beginning of Period	2,001	1,815
Cash - Ending of Period	$-	$1,815

Supplemental Disclosure:
Income taxes paid	$-	$-
Interest paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for services	$112,500
Shares issued for services - related parties	$1,438,483	$1,250,000
Settlement of Directors' fees for shares	$162,000	$-
Settlement of accounts payable for shares - related party	$8,875	$127,146
Loss on settlement of liabilities with equity - related party	$16,125	$-

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

(formerly SnackHealthy, Inc.)

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Shares		Additional
		Par Value	Paid-In	Deficit	Accumulated
	Shares	$0.001	Capital	accumulated	Deficit
Balance June 30, 2014	5,467,380	$5,467	$47,712,065	$(48,083,324)	$(365,792)
Common shares issued for services	115,000	45	199,205		199,250
Common shares issued for services - related parties	2,500,000	2,570	1,247,430		1,250,000
Common shares issued for settlement of liabilities - related parties	3,178,650	3,179	1,586,146		1,589,325
Net loss				(3,368,585)	(3,368,585)

Balance June 30, 2015	11,261,030	$11,261	$50,744,846	$(51,451,909)	$(695,802)
Common shares issued for services	112,500	112	112,388		112,500
Common shares issued for services - related parties	3,683,039	3,683	1,434,800		1,438,483
Common shares issued for Directors' fees	476,461	477	161,523		162,000
Common shares issued for settlement of liabilities - related parties	25,000	25	24,975		25,000
Net loss				(1,611,454)	(1,611,454)
Balance March 31, 2016 (Unaudited)	15,558,030	$15,558	$52,478,532	$(53,063,363)	$(569,273)

The accompanying notes are an integral part of these unaudited financial statements.

AMAIZE BEVERAGE CORPORATION

(formerly SnackHealthy, Inc.)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

for the Nine Month Periods Ended March 31, 2016 and 2015

Note 1. The Company

On October 4, 2013, Healthient, Inc. (“the Company”) changed its name to SnackHealthy, Inc. and dissolved its sole wholly-owned subsidiary SnackHealthy, Inc., a Nevada corporation. As of June 26, 2015, a majority of the shareholders of the Company representing not less than 9,327,859 shares of common stock (82.83%) consented in writing to change the Company’s name to Amaize Beverage Corporation. Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada General Corporation Law and the Company’s Bylaws to approve the above action. On August 13, 2015, Amaize Beverage Corporation, previously known as SnackHealthy, Inc., a Nevada corporation filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company’s name from SnackHealthy, Inc., to Amaize Beverage Corporation. The name change and the change of the Company’s trading symbol were subsequently declared effective by the Financial Industry Regulatory Authority as of August 19, 2015.

The Company has developed a healthy beverage product line containing a unique strain of purple corn which is high in antioxidant value. The beverages are all natural, low calorie, gluten free, and non-GMO. The Company plans to distribute and sell the beverages through large retailers and club stores in the United States.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Therefore, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for fiscal yearend financial statements. However, the Company has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the nine month period ended March 31, 2016. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended June 30, 2015. The income statement for the three and nine months ended March 31, 2016 cannot necessarily be used to project results for the full year.

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

Reclassifications

Certain amounts previously presented for prior period have been reclassified. The reclassifications had no effect on net loss, total assets, or stockholders’ deficit.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $1,611,454 for the nine months ended March 31, 2016 and accumulated losses of $53,063,363 since inception to March 31, 2016. Net cash used in operations for the nine months ended March 31, 2016 was $22,507 and as of March 31, 2016, we had a working capital deficit of $575,098. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Note 4. Commitments and Contingencies

On November 11, 2015 the Company’s Board of Directors approved an amendment to the terms of the non-cash compensation for Ms. West. The amendment provides for cancellation of the previous restricted stock grant of 500,000 shares of the Company’s stock vesting over five years and replaces it with a restricted stock grant of 3,500,000 shares of the Company’s stock vesting over a period of five years. On November 11, 2015, the Company authorized the issuance of 3,170,539 shares valued at $1,077,983 to Panacea Holdings, Inc., a company owned and controlled by Ms. West as part of the compensation. The Company has not yet finalized the employment agreements with the Company’s Chief Executive Officer, Richard Damion and A. R. Grandsaert, the Company’s President.

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

During the nine months ended March 31, 2016 the Company issued 3,683,039 shares of common stock valued at $1,438,483 for services rendered by related parties, 112,500 shares of common for services valued at $112,500, 476,461 shares of common stock in payment of Directors’ fees valued at $162,000 and 25,000 shares of common stock in payment of an account payable to a related party valued at $25,000 resulting in a non-cash loss on settlement of liabilities of $16,125.

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

Note 6. Loans from Directors and Shareholders

During the nine months ended March 31, 2016 a shareholder advanced the Company $20,506.

During the year ended June 30, 2015, the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of shareholder loans of $127,146 resulting in a non-cash loss of $1,462,179 on settlement of liabilities with equity. As of March 31, 2016 the balance of the loan outstanding was $43,533. The loan is non-interest bearing and due on demand.

Share valuations are determined by the closing quoted share price of the stock on the date the issuance is authorized by the Board of Directors.

Note 7. Income Taxes

The components of the deferred tax asset are as follows:

	March 31, 2016	June 30, 2015
Deferred Tax Assets
Net operating loss carry-forwards and other nominal temporary differences	$10,186,000	$9,860,000
Valuation allowance	(10,186,000)	(9,860,000)

Net Deferred Tax Assets	$-	$-

The Company had available approximately $50,930,000 at March 31, 2016 and $49,300,000 at June 30, 2015 of unused federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards. ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The change in the valuation allowance was $326,000 for the nine month period ended March 31, 2016.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at March 31, 2016 and June 30, 2015 respectively:

Statutory rate	15%
State taxes, net of federal tax benefit	5%
Effective tax rate	20%

Note 8. Subsequent Events

The Company has evaluated subsequent events from March 31, 2016 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after March 31, 2016 for which disclosure is required.

ITEM 2 - MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

During 2013, we began to implement our strategic plan, which provides for future growth of our existing core brands through a new expanded distribution method, innovation and advertising. Our primary focus was on decreasing general and administrative costs associated with network marketing and improving sales and profit margins through pricing strategies and enhanced packaging and product configuration. To accomplish this we began the process of phasing out the network marketing sales in order to better position the Company to serve retailers and ultimately, the end consumer. We completed this project in the last quarter of fiscal 2013 in order to focus on mass retail distribution of beverages. To more effectively facilitate the process of shifting to retail distribution, in November 2013, Richard Damion joined our Company as the acting Chief Executive Officer. He was then approved by the Board of Directors as the Company’s Chief Executive Officer in January, 2014. Since the hiring of Mr. Damion, the Company has focused on the export of branded organic and natural food products mainly in Asia and the development of a new line of healthy beverages. During this time of transition into the beverage market, we generated no revenues during the fiscal years ended June 30, 2015 or 2014.

We determined during the first quarter of 2015 that we would transition out of our lower margin, perishable snack food product lines and have focused our resources solely on developing our new healthy beverages. Amaize Beverage Corporation will continue to focus on developing its healthy beverage product line with a plan to sell to large retailers and club stores in the United States. The Company recently completed development of a unique “better for you” beverage with purple corn as its primary ingredient. Purple corn has historical roots of over thousands of years yet is newly rediscovered for its incredible health benefits. Leading Research & Development companies in the United States have been gathering data on its health benefits and working on integrating its benefits into a number of consumer products. The beverage, with super antioxidant status, is a unique blend of fruits and spices, offering extraordinary health benefits and great taste. Our initial portfolio design includes three beverage lines; Amaize™ 100% Natural Purple Corn Beverage, Amaizing Tea™ and Amaizing Lemonade™. We plan to launch our Amaize™ 100% Natural Purple Corn Drink ahead of our blended teas and blended lemonades to establish our distribution network with a one of a kind product and to later, ‘red-carpet’ our tea and lemonade beverages through an established distribution system. The fact that the average American drinks over seven drinks per day allows plenty of opportunity to market a healthy drink, helping us to achieve our mission of providing a positive healthy delicious beverage. While there can be no assurance, management believes that this strategy will ultimately prove successful. The launch of these beverages is subject to the Company’s ability to obtain the necessary funding.

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

Significant Accounting Policies

For the Company’s significant accounting policies see “Footnote 2” to the accompanying March 31, 2016 condensed unaudited financial statements.

Presentation

“Net sales,” reflect distribution allowances, handling and shipping income, represent what we collect and recognize as net revenues in our financial statements.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

and Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Revenue

The Company revised its sales method from network marketing sales through individual brand partners to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. The Company had no revenues in the three months ended March 31, 2016 and March 31, 2015, nor did it have revenues during the nine months ended March 31, 2016 or 2015.

Cost of Revenues

The Company recognized no cost of sales in the three and nine months periods ended March 31, 2016 or 2015 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three and nine months ended March 31, 2016 and 2015 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three months and nine months ended March 31, 2016 and 2015 as it had no sales activity in these periods.

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended March 31, 2016 and 2015:

	GENERAL AND ADMINISTRATIVE
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Independent contractors	$3,125	$1,450,760
Directors' fees		-
Professional fees	(4,368)	3,435
Technology	3,087	2,419
Travel and entertainment	159	3,192
Office expenses	2,077	184
Telephone	531	1,788
Rent	-	4,317
Amortization	-	-
Depreciation	712	712

	$5,323	$1,466,807

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the three months ended March 31, 2016 were $1,461,484 less than for the three months ended March 31, 2015. The decrease was primarily due to the issuance of 2,500,000 shares of common stock for services to a related party valued at $1,250,000 for three months ended March 31, 2015.

General and administrative expenses comprised the following for the nine months ended March 31, 2016 and 2015.

	GENERAL AND ADMINISTRATIVE
	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015

Independent contractors	$1,448,233	$1,499,011
Directors' fees	4,500	-
Professional fees	13,577	36,866
Technology	69,848	8,295
Product development	50,000	-
Travel and entertainment	3,794	29,304
Office expenses	2,365	2,366
Telephone	876	2,894
Rent	-	14,402
Amortization	-	1,250
Depreciation	2,136	2,136
Other	-	15,978

	$1,595,329	$1,612,502

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the nine months ended March 31, 2016 were $17,173 less than for the nine months ended March 31, 2015. The decrease was primarily due to the non-cash payment of services to related parties valued at $50,778 classified as independent contractors, increase in product development of $50,000, increase in technology expense of $61,553, offset by decreases in professional fees, rent and other expenses.

Settlement of Liabilities with Equity

During the three and nine months ended March 31, 2015 the Company issued 3,178,650 common shares valued at $1,589,325 in settlement of loans payable to a related party of $127,146 resulting in a non-cash loss on settlement of liabilities of $1,462,179.

During the nine months ended March 31, 2016 the Company issued 25,000 common shares valued at $25,000 in settlement of loans payable to a related party of $8,575 resulting in a non-cash loss on settlement of liabilities of $16,125. During the nine month ended March 31, 2016 the Company issued 476,461 restricted shares of common stock in payment of Directors’ fees in the amount of $162,000.

Provision for Income Taxes

We incurred taxable losses; consequently, no liability for taxation was incurred during the three and nine months ended March 31, 2016 or 2015.

Net Loss

The net loss for the three months ended March 31, 2016 was $5,323 as compared to $2,928,986 for the three months ended March 31, 2015. The net loss for the nine months ended March 31, 2016 was $1,611,454 as compared to $3,074,681 for the nine months ended March 31, 2015. The variances between the periods arose due the factors described above.

Liquidity and Capital Resources

The Company had a cash balance of $0 at March 31, 2016 and a working capital deficit as follows:

Total Current Assets	$-
Total current liabilities	575,098
Working Capial Deficit	$(575,098)

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

Cash Flows

The following table summarizes selected items from our accompanying Statement of Cash Flows for the nine months ended March 31, 2016 and March 31, 2015.

Net Cash Provided by (Used in):	March 31, 2016	March 31, 2015
Operating activities	$(22,507)	$(53,525)
Investment activities	-	-
Financing activities	20,506	53,525
Total Change in Cash	$(2,001)	$-

During the nine months ended March 31, 2016 and 2015, the Company’s operating expenses were paid by a shareholder from their bank account in the amounts of $20,506 and $53,525 respectively. However, during the three months and nine months ended March 31, 2016 the amount in the Company’s merchant account in the amount of $2,001 was used to pay expenses.

Off Balance Sheet Arrangements

At March 31, 2016 we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-l5(e)) under the Securities Exchange Act of 1934,as amended the “Exchange Act” are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company, and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15(f) and 15d-15(f), due to certain material weaknesses in our internal control over financial reporting as discussed below.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2016, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that as of March 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to establish an Audit Committee with an independent director due its limited financial resources. When the Company obtains sufficient funding, Management intends to add establish its Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist. We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

●	Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016 the Company had no sales of unregistered equity securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

During the nine months ended March 31, 2016 the Company had no senior securities issued and outstanding.

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

AMAIZE BEVERAGE CORPORATION

Date: June 22, 2016	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

