Form 10-K
period 2016-06-30
AMAIZE BEVERAGE Corp
filed 2016-10-27
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

Commission File Number 333-59114

AMAIZE BEVERAGE CORPORATION

NEVADA	33-0730042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5042 Wilshire Blvd., #34708, Los Angeles, CA	90036
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (949) 287-3164

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

The registrant’s revenues for its most recent fiscal year were $0

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on September 27, 2016 of $0.18 per share, as reported by the OTC Markets Pink Sheets was  approximately $635,756. Shares of common stock held by each of the current executive officers and directors and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s only class of common stock, $0.001 par value per share, was 15,558,030 of September 30, 2016. The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Amaize Beverage Corporation, (“the Company”, “the Registrant”, “we”, “us” or “our”) develops and markets better-for-you 100% natural beverages. The Company’s goal is to successfully position a “better for you” portfolio of beverages as convenient, healthy solutions to support the lifestyles of today’s active health conscious consumers. We commenced sales of our packaged snack products in the third quarter ended March 31, 2011, although we made no sales during the twelve months ended June 30, 2016 or 2015. Our principal executive office address is 5042 Wilshire Blvd., Los Angeles, CA 90036 and our telephone number is (949) 287-3164.

Organization

Amaize Beverage Corporation is organized under the laws of the state of Nevada. The Board of Directors and the majority shareholders of the Company constituting a total of 9,327,859 shares of common stock (82.83%) approved as of June 26, 2015, in a written consent of the Board of Directors and the majority of the shareholders of the Company, a name change from “SnackHealthy, Inc.” to “Amaize Beverage Corporation”. The Company believes that its new name will better reflect the new direction of the Company’s business, that of developing and marketing beverages that provide sustenance and benefit to active and health-conscious consumers. The Company seeks to deliver these health benefits as it develops products that are all-natural, low-calorie and free from artificial sweeteners. On August 13, 2015, the Company has filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the state of Nevada. The Amendment provides for the change of the Company name from SnackHealthy, Inc. to its current name, Amaize Beverage Corporation. The Company’s trading symbol was changed by FINRA to “BEVS”.

Business Overview

To more effectively facilitate the process of shifting to retail beverage distribution, in November 2013, Richard Damion joined our Company as the acting chief executive officer. He was then approved by the Board of Directors as the Company’s President and Chief Executive Officer in January 2014. On February 15, 2015, the Board of Directors of the Company appointed A.R. (Bud) Grandsaert, age 72, as the Company’s new President. Richard Damion resigned as the Company’s President as of that date; however, he remains the Company’s Chief Executive Officer and Director.

We determined during the first quarter of 2015 that we would transition out of our lower margin, perishable snack food product lines and have focused our resources solely on developing new healthy beverages. Amaize Beverage Corporation will continue to focus on developing its healthy beverage product line with a plan to sell to large retailers and club stores in the United States. The Company recently completed development of a unique “better for you” beverage with purple corn as its primary ingredient. Purple corn has historical roots of over thousands of years yet is newly rediscovered for its incredible health benefits. Leading research & development companies in the United States have been gathering data on its health benefits and working on integrating its benefits into a number of consumer products. The beverage, with super antioxidant status, is a unique blend of fruits and spices, offering extraordinary health benefits and great taste. Our initial portfolio design includes three beverage lines; Amaize™100% Natural Purple Corn Beverage, Amaizing Tea™ and Amaizing Lemonade™. We plan to launch our Amaize™ 100% Natural Purple Corn Drink ahead of our blended teas   and blended lemonades to establish our distribution network with a one of a kind product and to later, ‘red-carpet’ our tea and lemonade beverages through an established distribution system. The fact that the average American drinks over seven drinks per day allows plenty of opportunity to market a healthy drink, helping us to achieve our mission of providing a positive healthy delicious beverage. While there can be no assurance, management believes that this strategy will ultimately prove successful. The Company is currently seeking the necessary financing to pursue its business and growth plans, however, no assurances can be given that the Company will obtain the necessary financing.

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

●	According to the World Health Organization (WHO), approximately 1.7 billion adults are overweight and 400 million are obese. By 2015, it is predicted that 2.3 billion adults will be overweight and more than 700 million will be obese. Obesity rates among children have also climbed, with more than 30 percent now overweight or obese.

●	According to the Centers for Disease Control and Prevention, over the last 30 years, obesity among American children ages 6 to 11 has more than doubled.

●	Studies show that the most effective way to prevent obesity is to address it during childhood by instilling healthy habits which starts with the very basis of cutting back on sugary drinks, eating the right foods, and exercising daily.

Products

Our initial portfolio will consist of three beverage lines; Amaize™100% Natural Purple Corn Beverage, Amaizing Tea™ and Amaizing Lemonade™. We plan to launch our Amaize™ 100% Natural Purple Corn Drink ahead of our blended tea and blended lemonade beverages to establish our distribution network with a one of a kind product. We plan to ‘red-carpet’ our Tea and Lemonade beverages through an established distribution system in summer of 2017. The launch of these products is subject to the Company’s ability to obtain additional financing.

Benefits of Purple Corn in AMAIZE™

The beneficial properties of Purple Corn are promising. Current research supports, although it has not been scientifically proven, daily intake values of 300mg to maximize health benefits and nutritional supports for:

●	Heart/Cardiovascular Health

●	Colon Health

●	Weight Management

●	Brain Health

●	Vision Health

●	Antioxidant Defense System

●	Healthy Inflammatory Response

●	Promoting Collagen

●	Maintaining Healthy Blood Sugar Levels

AMAIZE™ 100% NATURAL

Amaize is a uniquely delicious drink, rich is color and high in antioxidants. It is based on an ancient Peruvian drink made by brewing purple corn and adding tropical pineapple juice and apple juice. It offers many potential health benefits. Due to the high concentrations of natural purple pigments known as anthocyanins, Purple Corn is an antioxidant powerhouse. It protects cells from damage by free radicals, detoxifies, is a powerful anti-inflammatory and lowers blood pressure. Because Purple corn’s anthocyanins are stable when heated, we are able to harness their special properties.

AMAIZING LEMONADE

Amaizing Lemonade is a 100% Natural Lemonade blended with Purple Corn It is a refreshing take on one of America’s favorite beverages. We plan to extend the line to five distinct and great tasting flavors, offering significantly reduced calories without the use of artificial sweeteners or coloring. Amaizing Lemonade is being formulated to contain approximately 40% fewer calories than our competitors and will be the only all lemonade blended with purple corn in the marketplace.

The Lemonade Market

A brief review of the Lemonade market is in order. Lemonade, that quintessential summertime drink, is becoming a drink for all seasons. No longer resigned to backyard barbecues and ball games, the category has seen a surge in year-round consumption.

●	Lemonade is America’s second favorite juice drink.

●	89% of juice drinkers consume lemonade; 36% as a favorite.

●	56% of all teenagers prefer lemonade in the juice category.

●	The Lemonade single serve category in 2014 was estimated to be over $184M up 11% from 2013.

AMAIZING TEA

Somewhere between the pumped-up, sugar-saturated drinks and the tasteless waters, there is a need for a healthier alternative in the tea category. Our goal is to provide genuine natural taste without the artificially concocted sweeteners and preservatives designed to compensate for lack of taste. Amaizing Tea will allow people to enjoy the world’s second most popular drink the way hundreds of civilizations and nature intended it to be; a world of flavor freshly brewed and barely sweetened. We plan to blend tea from around the world with brewed purple corn with an added hint of honey or pure palm sugar. Finally, we will filter Amaizing Tea to produce a pure genuine taste that doesn’t need a disguise. Unlike most of the bottled teas in the marketplace, our formula for Amaizing Tea does not use bricks of tea dust, tea concentrate, or other artificial sweeteners or acids. The tea will have no bitter aftertaste or sugar kick, and will not leave a syrupy film on the drinker’s teeth.

Production and Manufacturing

Though it was a long and arduous “learning experience” finding the perfect way to brew the purple corn and blend it with the appropriate ingredients, we have developed unique brewing tools and techniques which will enable us to manufacture in an efficient and scalable manner to achieve our desired consistency. We plan to have our Amaize beverage line brewed and bottled at facilities selected based on numerous criteria including capacity, reputation, quality control, production efficiency and willingness to invest in a long-term partnership. The Company is currently seeking the necessary financing to pursue its production and manufacturing plans, however, no assurances can be given that the Company will obtain the necessary financing.

Target Market

Our primary targeted demographics are 30+ adults who want to feel young and lead active, healthy lives. Our mission and concept is supported by a growing consumer link between nutrition and wellness and the ever-growing need for convenient solutions. This fact ensures the product line does not just attract the huge “baby boomer” category but includes all health conscious consumers.

Product Launch

We plan to launch our initial beverage in the second quarter of 2017. The launch of our initial beverage is subject to the Company’s ability to obtain additional financing. Pre-marketing discussions with distributors are underway and some distributors have expressed interest in adding the Amaize brand to their line-up. We plan to use in-store sampling as a strategy to educate consumers. In addition, we plan to advertise via consumer websites, social media outlets and magazines. The Company is currently seeking the necessary financing to pursue its product launch, however, no assurances can be given that the Company will obtain the necessary financing.

Product Positioning

We plan to position our beverages as both an RTD stand-alone and a natural complement to food in an effort to broaden appeal. We believe we can benefit from the large and growing tea and lemonade markets reflected by the surging sales growth in both categories in North America and internationally. Our beverages, being all-natural, lower calorie, and “good for you”, will be in-line with our corporate mission to reach a large demographic by aiming to be the one of the healthiest, all-natural beverages in the marketplace.

Packaging and Pricing

We plan to have our line of products offered initially in a 16oz. plastic bottle to be followed up with an 8 oz. individual and a larger 32 oz. Club size. Our bottles, logos and labels will be designed in a very attractive contemporary style with packaging communicating the attributes of the beverages in several ways:

●	By using contemporary designed bottles with spot labeling, (i.e. front and back instead of wraparound) our bottles evoke quality with more space for the consumer to see the color of our beverages. The rich color of our purple corn drink and our teas with a purple hue are very appealing to the eye.

●	The beauty of our custom bottles are in their simplicity. Our packaging has no flashy slogans, advertising call-outs or marketing hype. The package helps condition the consumer’s mind for what they are about to experience.

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

The Emergence of Tea Culture

Arizona Tea and Snapple have helped make tea accessible to a broader population. Now in the same way that gourmet coffees have become popular, consumers are beginning to develop an appreciation for finer teas. Over the last six years United States loose leaf tea sales have more than doubled. According to the Tea Council, there are over a thousand tea houses or tea parlors in the country, mostly opened within the last two or three years. These parlors focus almost exclusively on tea, products that go with tea as well as tea hardware. They carry names such as Teaism, TeaLuxe, Elixir Tonics and Teas, and Tea & Company. Even Lipton is opening a flagship tea bar in Pasadena, California. In addition to the burgeoning of tea cafes, tea culture is spreading in the form of tea magazines, tea-flavored ice cream, frozen tea ice bars, tea-scented perfume and bubble bath, tea jelly, tea calendars and even books about tea. The paperback Loving Tea was recently spotted as a “cash register book” at the bookstore, commanding prime space next to Dilbert and Chicken Soup for the Soul.

Rise of Cultural Creatives

Market research in the past three years has identified a consumer mindset which would seem to be particularly receptive to Amaize™ Beverages, calling them a core consumer element. A study by the market research firm American LIVES identified a subset of the population, roughly 44 million Americans, which they labeled “Cultural Creatives”. Among the key characteristics and values identified for this group below, make them ideal customers.

●	Experiential consumers; they want to know where a product came from, how it was made, and who made it.

●	Holistic; they view nature as sacred and form the core market for alternative health care and natural foods.

●	Aggressive consumers of cultural products; love of things foreign and exotic.

●	Desire for authenticity; favoring high integrity over high fashion.

●	Disdainful of mainstream media and consumerist culture; too superficial, not enough attention to the full story.

●	Attuned to global issues and whole systems; they have a sense of belonging to a global village.

Profile of Target Customer

When we combine these above trends and compare them with the demographics of the Cultural Creatives study as well as other market demographic information, we are able to develop a profile of our target customers:

●	60% women, 40% men.

●	Median age 42, with a range from 30-65.

●	Likely to live near a concentrated urban area.

●	Likely to have graduated college or have an advanced degree.

●	Likely to currently be bottled water or RTD drinkers.

●	Interested in running, hiking and outdoor healthy activities.

●	Average family income $52,000.

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

Our ability to manufacture, distribute and sell products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities or the supply and delivery of key inputs, such as raw materials, finished goods, packaging, labor and energy, could impair our ability to conduct our business. Examples include, but are not limited to, weather, natural disasters, fires, terrorism, pandemics and strikes. Certain warehouses and manufacturing facilities may be located in areas prone to tornadoes, hurricanes and floods. Any business disruption due to natural disasters or catastrophic events in these areas could adversely impact our business and financial results if not adequately mitigated. We also rely on a certain supplier for the manufacturing of one of our core branded products. Although we have secured back-up suppliers in the case of emergency, any damage or disruption to this supplier’s manufacturing or distribution capabilities could impair our ability to sell this product. Also, we increasingly rely on information technology systems to conduct our business. These systems can enhance efficiency and business processes but also present risks of unauthorized access to our networks or data centers. If unauthorized parties gain access to our systems, they could obtain and exploit confidential business, customer, or employee information and harm our competitive position. Further, these information systems may experience damage, failures, interruptions, errors, inefficiencies, attacks or suffer from fires or natural disasters, any of which could have an adverse effect on our business and financial results if not adequately mitigated by our security measures and disaster recovery plans.

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

We have decided to change our business strategy and as a result of that process which has not been completed yet, we have virtually no financial resources. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the years ended June 30, 2016 and 2015 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing in the future. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most, if not all of our efforts have been spent on our change of business strategy and developing our new healthy beverage business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that the Company will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The trading of our securities is on the OTCBB as maintained by FINRA and the OTCQB as maintained by the OTC Markets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth: the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company gave up its leased office space in Florida in January 2014 and acquired a new office in California. The Florida leaseholder obtained a judgment in the amount of $181,968 for the remainder of the monthly lease payments through June 2016 pursuant to the terms of the lease agreement plus legal fees of $1,487. The Company has recorded the full amount of the judgment, however, it believes that when the facility is re-leased it may not have to pay the full amount. Upon the leaseholder’s execution of a new lease with a new tenant, the Company plans to file for the release of the amount of the judgment over and above the actual loss incurred by the leaseholder. There is no guarantee the property will be re-leased or that such a filing will be successful and that the Company will be able to mitigate its loss in this way.

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

On July 24, 2014, A&M Acquisitions LLC, obtained a judgment against the Company, a director and former director for default of the remainder of the Florida office lease through July 2016 in the amount of $181,968 including attorney’s fees of $1,488 (see Note 6 Commitments and Contingencies to the financial statements). A full provision for this liability was recorded in our financial statements during the year ended June 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES PUBLIC MARKET

Our common stock trades on OTC Markets Pink Sheets (“OTC Pink”) under the symbol BEVS. Our common stock traded previously under the symbol SNAX which was its symbol since the reverse merger with Time Associates, Inc. on October 5, 2010. Our trading symbol was changed to BEVS in connection with our name change from SnackHealthy, Inc. to Amaize Beverage Corporation effective as of August 13, 2015. As of June 30, 2016 there were 229 holders of our common stock and the closing price of our common stock was $0.42 per share.

The Company did not effect any stock splits in fiscal years ended June 30, 2015 and June 30, 2016.

	SHARE BID PRICE
Fiscal 2015	High	Low
Fourth quarter (06/30/15)	$1.75	$0.52
Third quarter (03/31/15)	$1.99	$0.50
Second quarter (12/31/14)	$2.85	$0.55
First quarter (09/30/14)	$4.25	$1.86

Fiscal 2016	High	Low
Fourth quarter (06/30/16)	$0.53	$0.10
Third quarter (03/31/16)	$0.75	$0.20
Second quarter (12/31/15)	$0.79	$0.34
First quarter (09/30/15)	$1.00	$0.40

DIVIDENDS

The Company does not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company’s Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The Company presently intends to retain all earnings, if any, for use in the Company’s business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2016 there were no unregistered sales of equity securities of the Company. Information regarding all equity sales of unregistered securities during the other periods covered by this report have been previously included in the Company’s reports on Form 10-Q.

STOCK REPURCHASES

The Company did not make any stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this item.

ITEM 7 - MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

As a development stage food and beverage company we have been primarily engaged in developing our infrastructure and product portfolio. We determined during the first quarter of 2015 that we would transition out of our lower margin, perishable snack food product lines and have focused our resources solely on developing our new healthy beverages. Amaize Beverage Corporation will continue to focus on developing its healthy beverage product line with a plan to sell to large retailers and club stores in the United States. The Company recently completed development of a unique “better for you” beverage with purple corn as its primary ingredient. The launch of these beverages is subject to the Company’s ability to obtain the necessary funding.

Significant Accounting Policies

For the Company’s significant accounting policies see “Footnote 2” to the accompanying June 30, 2016 audited financial statements.

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

For the Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015

Revenue

The Company revised its sales method from a network marketing model using individual brand partners as distributors, to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. During this transition period the Company recognized no revenues in the years ended June 30, 2016 or 2015.

Cost of Revenues

The Company recognized no cost of sales in the years ended June 30, 2016 or 2015 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the years ended June 30, 2016 and 2015 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the years ended June 30, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses comprised the following for the year ended June 30, 2016 and 2015.

	GENERAL AND ADMINISTRATIVE
	June 30, 2016	June 30, 2015
Independent contractors	$1,454,983	$1,453,250
Directors’ fees	4,500	90,000
Professional fees	50,552	72,619
Technology	71,243	11,697
Product development	50,000	-
Travel and entertainment	3,794	33,522
Office expenses	2,365	18,640
Telephone	876	4,283
Rent	-	17,722
Amortization	-	1,250
Depreciation	2,848	2,848
Other	-	(186)
	$1,641,161	$1,705,645

General and administrative expenses consist primarily of professional advisor fees, audit fees, technology and product development. Our general and administrative expenses for the year ended June 30, 2016 were $64,484 less than for the year ended June 30, 2015. The decrease was primarily due to the reduction in directors’ fees, professional fees, travel and entertainment, office expenses and rent, offset by increases in technology and product development.

Settlement of Liabilities with Equity

During the year ended June 30, 2015 the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of loans payable to a related party of $127,146 resulting in a non-cash loss on settlement of liabilities of $1,462,179.

During the year ended June 30, 2016 the Company issued 25,000 shares of common stock valued at $25,000 in settlement of loans payable to a related party of $8,575 resulting in a non-cash loss on settlement of liabilities $16,125. During the year ended June 30, 2016 the Company issued 476,461 restricted shares of common stock in payment of directors’ fees in the amount of $162,000.

Provision for Income Taxes

We incurred taxable losses; consequently, no liability for taxation was incurred during the years ended June 30, 2016 or 2015.

Net Loss

The net loss for the year ended June 30, 2016 was $1,657,286 as compared to $3,368,585 for the year ended June 30, 2015.

The variances between the periods primarily arose due to the non-cash loss on settlement of liabilities described above.

Liquidity and Capital Resources

The Company had a cash balance of $0 at June 30, 2016 and a working capital deficit as follows:

Total current assets	$-
Total current liabilities	(620,218)
Working capital deficit	$(620,218)

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

Cash Flows

The following table summarizes selected items from our Condensed Consolidated Statements of Cash Flows for the years ended June 30, 2016 and June 30, 2015.

	June 30, 2016	June 30, 2015
Net cash provided by (used in):
Operating activities	$(29,002)	$(65,350)
Investment activities	-	-
Financing activities	27,001	65,536
Total decrease in cash	$(2,001)	$186.00

During the years ended June 30, 2016 and 2015, the Company’s operating expenses in the amounts of $27,001 and $65,536were paid on its behalf by a shareholder. Accordingly, there was no movement in the Company’s own bank account during the year ended June 30, 2014 and only a nominal movement of $2,001 in the Company’s merchant account used to pay expenses.

Off Balance Sheet Arrangements

At June 30, 2016 the Company had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED FINANCIAL STATEMENTS

Amaize Beverage Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Amaize Beverage Corp.

(formerly SnackHealthy, Inc.)

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Amaize Beverage Corp. (formerly Snackhealthy Inc) as of June 30, 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amaize Beverage Corp. (formerly SnackHealthy, Inc.) of June 30, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CUTLER & CO., LLC

Wheat Ridge, formerly Arvada, Colorado
November 5, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~
www.cutlercpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Amaize Beverage Corporation

Los Angeles, California

We have audited the accompanying balance sheet of Amaize Beverage Corporation as of June 30, 2016 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amaize Beverage Corporation as of June 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses and has not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler and Hardy, P.C.

Pritchett, Siler and Hardy, P.C.
Farmington Utah
October 26, 2016

Amaize Beverage Corporation

Balance Sheets

	June 30, 2016	June 30, 2015
ASSETS
Current Assets
Cash	$-	$2,001
Total Current Assets	-	2,001

Property and Equipment
Office equipment (net of accumulated depreciation)	5,113	7,961
Total Fixed Assets	5,113	7,961

Total Assets	$5,113	$9,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$160,824	$123,496
Accounts payable related party	16,500	8,875
Accrued liabilities	6,545	6,545
Directors’ fees	-	157,500
Liability for lawsuit judgement	200,761	200,761
Liability for lease judgement	181,968	181,968
Payroll taxes	3,592	3,592
Shareholder loans	50,028	23,027
Total Current Liabilities	620,218	705,764

Total Liabilities	620,218	705,764

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock $0.001 par value 25,000,000 authorized No shares issued	-	-
Common stock $0.001 par value 200,000,000 authorized 15,558,030 and 11,261,030 issued and outstanding at June 30, 2016 and June 30, 2015 respectively	15,558	11,261
Additional paid-in capital	52,478,532	50,744,846
Deficit accumulated	(53,109,195)	(51,451,909)

Total Stockholders’ Deficit	(615,105)	(695,802)

Total Liabilities and Stockholders’ Deficit	$5,113	$9,962

The accompanying notes are an integral part of these audited financial statements.

Amaize Beverage Corporation

Statements of Operations

	For the Year Ended	For the Year Ended
	June 30, 2016	June 30, 2015

Revenues	$-	$-

Operating Expenses

General and administrative expenses	1,641,161	1,705,645
Liability for law suit judgement	-	200,761
Loss on settlement of liabilities with equity related party	16,125	1,462,179
Total Operating Expenses	1,657,286	3,368,585

Operating Loss	(1,657,286)	(3,368,585)

Provision for Income Taxes	-	-

Net Loss	$(1,657,286)	$(3,368,585)

Net Loss Per Share - Basic and Diluted	$(0.12)	$(0.44)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,928,984	7,632,134

The accompanying notes are an integral part of these audited financial statements

Amaize Beverage Corporation

Statements of Changes in Stockholders’ Deficit

	Common Shares		Additional
		Par Value	Paid-In	Deficit	Stockholders’
	Shares	$0.001	Capital	Accumulated	Deficit
Balance June 30, 2014	5,467,380	$5,467	$47,712,065	$(48,083,324)	$(365,792)
Common shares issued for services	115,000	45	199,205		199,250
Common shares issued for services related party	2,500,000	2,570	1,247,430		1,250,000
Common shares issued for settlement of liabilities related party	3,178,650	3,179	1,586,146		1,589,325
Net loss for the year				(3,368,585)	(3,368,585)
Balance June 30, 2015	11,261,030	11,261	50,744,846	(51,451,909)	(695,802)
Common shares issued for services	112,500	112	112,388		112,500
Common shares issued for services related party	3,683,039	3,683	1,434,800		1,438,483
Common shares issued for Directors’ fees	476,461	477	161,523		162,000
Common shares issued for settlement of liabilities related party	25,000	25	24,975		25,000
Net loss for the period				(1,657,286)	(1,657,286)
Balance June 30, 2016	15,558,030	$15,558	$52,478,532	$(53,109,195)	$(615,105)

The accompanying notes are an integral part of these audited financial statements.

Amaize Beverage Corporation

Statements of Cash Flows

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015
Cash Flows from Operating Activities
Net loss	$(1,657,286)	$(3,368,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,848	2,848
Amortization of websites and drink license	-	1,250
Shares issued for accounts payable related party	8,875	-
Loss on settlement of liabilities with equity related party	16,125	1,462,179
Shares issued for services	112,500	199,250
Shares issued for directors’ fees	162,000	-
Shares issued for services related party	1,438,483	1,250,000
Changes in operating assets and liabilities
Decrease in deposits and prepaids	-	1,777
Decrease in accrued liabilities	-	6,545
Decrease in liability for lawsuit judgement	-	200,761
Decrease in accounts payable	37,328	79,750
Decrease in directors’ fees	(157,500)	90,000
Decrease in accounts payable related party	7,625	8,875
Net Cash Used in Operations	(29,002)	(65,350)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder loans advanced	27,001	65,536
Net Cash Provided by Financing Activities	27,001	65,536

Net Decrease in Cash	(2,001)	186

Cash - Beginning of Period	2,001	1,815

Cash - Ending of Period	$-	$2,001

Supplemental Disclosure
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued for services	$112,500	$199,250
Shares issued for services related party	$1,438,483	$1,250,000
Settlement of Directors’ fees for shares	$162,000	$-
Settlement of accounts payable with equity related party	$8,875	$127,146
Loss on settlement of liabilities with equity related party	$16,125	$1,462,179

The accompanying notes are an integral part of these audited financial statements.

Amaize Beverage Corporation

NOTES TO AUDITED FINANCIAL STATEMENTS

For the years ended June 30, 2016 and 2015

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

Note. 2 Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is June 30.

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. All website development costs have been fully amortized at June 30, 2016.

Other Assets

Our drink license was amortized over three years and is fully amortized at June 30, 2016.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the years ended June 30, 2016 and 2015.

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

Note 3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $1,657,286 for the year ended June 30, 2016 and accumulated losses of $553,109,195 since inception to June 30, 2016. Cash used in operations for the year ended June 30, 2016 approximated $29,000 and as of June 30, 2016, we had a working capital deficit of $620,218. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Property and equipment were as follows:

	June 30, 2016	June 30, 2015

Office equipment	$22,165	$22,165
Depreciation	17052	14,204
Net book value	$5,113	$7,961

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

During the year ended June 30, 2016 the Company issued 3,683,039 shares of common stock valued at $1,438,483 for services rendered by related parties, 112,500 shares of common for services valued at $112,500, 476,461 shares of common stock in payment of Directors’ fees valued at $162,000 and 25,000 shares of common stock in payment of an account payable to a related party valued at $25,000 resulting in a non-cash loss on settlement of liabilities of $16,125.

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

There were no warrants or stock options issued or outstanding during the years ended June 30, 2016 or 2015. All warrants issued in prior periods expired without being exercised.

Note 8. Loans from Directors and Shareholders

During the year ended June 30, 2015, the Company issued 3,178,650 shares of common stock valued at $1,589,325 to a related party in settlement of shareholder loans of $127,146 resulting in a non-cash loss of $1,462,179 on settlement of liabilities with equity.

During the year ended June 30, 2016 a related party advanced the Company loans in the amount of $20,506. As of June 30, 2016 the balance of loans outstanding was $50,028. The loans are non-interest bearing and due on demand.

Share valuations are determined by the closing quoted share price of the stock on the date the issuance is authorized by the Board of Directors.

Note 9. Income Taxes

The components of the deferred tax asset are as follows:

Deferred tax assets
Net operating loss carry-forwards and other nominal temporary differences	$10,195,000	$9,860,000
Valuation allowance	(10,195,000)	(9,860,000)

Net deferred tax assets	$-	$-

The Company had available approximately $50,975,000 at June 30, 2016 and $49,300,000 at June 30, 2015 of unused federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards. ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at June 30, 2016 and June 30, 2015 respectively:

Statutory rate	15%
State taxes, net of federal tax benefit	5%
Effective tax rate	20%

Note 10. Subsequent Events

On July 21, 2016 the Company’s Board of Directors authorized the issuance of 150,000 shares of common stock valued at $37,500 for services rendered by Company’s Chief Financial Officer.

The Company has evaluated subsequent events from June 30, 2016 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after June 30, 2016 for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-l5(e)) under the Securities Exchange Act of 1934,as amended [the “Exchange Act”]) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company, and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15(f) and 15d-15 (f), due to certain material weaknesses in our internal control over financial reporting as discussed below.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of June 30, 2016, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO. To date, the Company has not been able to establish an Audit Committee with an independent director due its limited financial resources. When the Company obtains sufficient funding, Management intends to add establish its Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist. We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name	Age	Position	Since
Richard Damion	73	Chief Executive Officer and Director	02/15/2015
Richard Damion	73	President and Director	01/28/2014 – 02/15/2015
Katherine West	46	Chief Executive Officer and Director	10/05/2010 – 01/28/2014
Katherine West	46	Chairman of the Board and Director	01/28/2014
William Lindberg	84	Chief Financial Officer	10/05/2010
A.R. Grandsaert	73	President	02/15/2015

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

Richard Damion – Director, Chief Executive Officer of Amaize Beverage Corporation and Former President of the Company

Mr. Damion has served as Chief Executive Officer of the Company since February, 2015 and in the role of President from January 2014 through February 2015. He is a seasoned business executive with over 30 years of public company experience in the food and beverage industry. He has founded several successful companies and has been involved in all aspects of the industry, including new product and label development, manufacturing, distribution, and marketing. Mr. Damion has more than 35 years of experience in manufacturing, sales and distribution of food and beverage products. From November of 2009 to November of 2013, he was a director of Newport Digital Technologies in Newport Beach, California; from 2008 to July 2009, he acted as the Chairman and Chief Executive Officer of said company. From 1995 until 2008, he served as the Chairman and Chief Executive Officer of International Food Products Group, Inc. in Newport Beach, California. As the founder and Chief Executive Officer of International Food & Beverage, Mr. Damion is recognized for being one of first to bring frozen pizza to the mass market. The “Mamma Mia” brand of frozen pizza became one of the largest institutional pizza makers in the country and was later sold to Sysco, an American multinational corporation. He founded Margaritas-To-Go, a company that created the first RTD (ready-to-drink) margarita, the brainchild of Mr. Damion. Margaritas-to-Go became one of the fastest growing brands by partnering with leading Tequila brands Sauza and Jose Cuervo. His previous experience also includes serving as the Chief Executive Officer of Pacific Snax, Inc., the creator of the well-known “Kettle Classics” brand of potato chips, “Pacific Lites” and several other innovative snack food brands.

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

William Lindberg - Chief Financial Officer

Mr. Lindberg is responsible for the Company’s finance functions, including tax, financial planning, treasury, accounting, procurement, and internal audit, and investor relations audit. His prior experience includes serving in executive financial positions at both public and private companies. Early in his career, Mr. Lindberg was a Certified Public Accountant at Arthur Andersen & Co. for approximately 20 years assigned to its offices in Montevideo, Buenos Aires, and Santiago.

A.R. Grandsaert – President

A.R. “Bud” Grandsaert was appointed President of Amaize Beverage Corporation in February, 2015 and brings to the Company over thirty years of executive sales and distribution management experience in the packaged goods industry. He has an extensive track record in the development of brands and in building beverage brand sales and distribution systems from the ground up. Early in his career, Bud was on the development team of Proctor & Gamble for the introduction of Pringles, the most successful extruded potato chip in history. Progressing through a number of managerial positions he became the National Sales Manager for Gallo Wine Company responsible for directing a national sales force and distribution team introducing over 40 new wine brands and types. He was later recruited by the John Morrell Meat Company to serve as the Vice President of Sales, and later teamed with Richard Damion at Pacific Snax in the development and launch of several innovative snack brands with national distribution.

LIMITATION ON DIRECTORS’ LIABILITIES

Our certificate of incorporation limits, to the maximum extent permitted under Nevada law, the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers, except in circumstances involving wrongful acts, such as a breach of the director’s duty of loyalty or acts of omission which involve intentional misconduct or a knowing violation of law.

Nevada Law permits us to indemnify officers, directors or employees against expenses, including attorney’s fees, judgments, fines and amounts paid in settlement in connection with legal proceedings if the officer, director or employee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and, with respect to any criminal act or proceeding, he had no reasonable cause to believe his conduct was unlawful. Indemnification is not permitted as to any matter as to which the person is adjudged to be liable unless, and only to the extent that, the court in which such action or suit was brought upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper. Individuals who successfully defend this type of action are entitled to indemnification against expenses reasonably incurred in connection therewith.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services rendered during the fiscal years ended June 30, 2016 and June 30, 2015 to our Company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the “Named Executive Officers”) at any time during such years.

Summary Compensation Table for 2016 and 2015 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)(4)	Option Awards ($)	All Other Compensation ($(2))	Total ($)

Richard Damion	2016	-	-	-	-	-	-
President and CEO (1)	2015	-	-	1,250,000	-	-	625,000

Katherine West	2016	-	-	3,270,539	-	-	1,167,983
Chairman of the Board (2)	2015	-	-	-	-	-	-

William Lindberg	2016	-	-	25,000	-	-
Chief Financial Officer	2015	8,875	-	-	-	-	8,875

A.R. Grandsaert	2016	-	-	12,500	-	-	12,500
President (4)	2015	-	-	-	-	-	-

(1)	Mr. Damion was appointed President and Chief Executive Officer in January 2014 and resigned his position as President in February 2015.

(2)	Ms. West resigned the position of President and Chief Executive Officer in January 2014 and became Chairman of the Board.

(3)	In the fiscal year ended June 30, 2015, Mr. Damion was issued 2,500,000 shares of common stock of the Company at the price per share of $0.50 per share.

(4)	Mr. Grandsaert was appointed as President of the Company in February, 2015.

OUTSTANDING EQUITY AWARDS

The table below shows all outstanding equity awards held by our named executive officers at the end of the fiscal year ended June 30, 2016.

OUTSTANDING EQUITY AWARDS AT

2015 FISCAL YEAR END

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Grant Date	Option Exercise Price	Option Expiration Date
	(#)	(#)		($)
Richard Damion	-	-	-	-	-
Katherine West	-	-	-	-	-
William Lindberg	-	-	-	-	-
A.R. Grandsaert	-	-	-	-	-

COMPENSATION OF DIRECTORS

The table below summarizes the compensation earned by directors for services during the fiscal year ended June 30, 2016. Please also see Item 13 Certain Relationships and Related Transactions and Note 8 to the Financial Statements.

For the Fiscal Year Ended June 30, 2016

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Richard Damion			45,000	(1)	45,000
Katherine West			45,000	(2)	45,000

(1)	The Company issued 132,353 shares of common stock to Mr. Damion for his services as a director valued at $45,000 pursuant to the Company’s 2010 Equity Compensation Plan, as amended.

(2)	The Company issued 132,383 shares of common stock to Ms. West for her services as a director valued at $45,000 pursuant to the Company’s 2010 Equity Compensation Plan, as amended.

The Company reimburses each Director for reasonable expenses such as travel and out-of-pocket expenses in attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment agreements with the Company’s key employees at this time. As of June 30, 2016 the employment agreements for Mr. Damion, the Company’s Chief Executive Officer and Katherine West, the Company’s Executive Vice President had not been finalized.

EQUITY COMPENSATION PLAN INFORMATION

In fiscal year 2011, the Company adopted its 2010 Equity Compensation Plan (the “Plan”) which was registered on the registration statement on Form S-8. The Company registered 8,500,000 shares of its common stock. The Plan was amended in January 2012, and the Company registered an additional 12,000,000 shares of its common stock. Pursuant to the Plan, the Company issued a total of 6,762,143 shares of its common stock to employees, as that term is defined under the Plan. As of October 26, 2012, the Plan was amended, and the Company registered an additional 2,000,000 shares of its common stock. As of June 30, 2013, there were no shares of common stock remaining for issuance under the Plan. The Plan was amended in November 2013, in which the Company registered an additional 1,000,000 shares of its common stock. As of June 30, 2014, there were 708,459 shares of common stock remaining for issuance under the Plan. This amount does not include an additional amount of 1,000,000 shares which was approved by the Company in September, 2013, and which amount has not been registered on Form S-8 at this time. As of June 30, 2016, there were no shares remaining to be issued under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our current directors; (iii) each of our executive officers set forth in the Summary Compensation Table; and all current directors and executive officers as a group. Except as otherwise indicated, the address for each person is 5042 Wilshire Blvd., 34708, Los Angeles, California 90036. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock underlying options or warrants held by such person that are exercisable within 60 calendar days of June 30, 2016 but excludes shares of common stock underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 15,558,030 shares of common stock issued and outstanding as of June 30, 2016.

	Beneficial Ownership of Common Stock (1)		Percentage of Ownership
Katherine West Director, Chairman of the Board of Directors Former CEO and President	9,463,553	(2)	61. %

Richard Damion Director, CEO, and Former President	2,500,000	(3)	16%

William Lindberg Chief Financial Officer	0		0.00%

A.R. Grandsaert President	12,500		0.00%
TOTAL	12,026,053		77%

(1)	Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 30, 2016 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2)	Ms. West holds 2,515,822 of her shares of common stock in Northeast Capital Group, LLC. and 6,892,075 of her shares of common stock in Panacea Holdings, Inc., the companies she owns and controls. The total amount of Ms. West’s holdings also includes 910 shares of common stock held by her husband.

(3)	Mr. Damion holds 2,500,000 of his shares of common stock in RRD, LLC. a company he owns and controls.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table furnishes information with respect to the Company's equity compensation plan as of June 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	-	$-	-
Equity compensation plans not approved by security holders	-	$-	-

Total	-	$-	-

(1)	The Company's Board of Directors and its shareholders adopted and approved the 2010 Equity Compensation Plan in the amount of 8,500,000 shares of common stock in October, 2010 (the "Plan"). The Plan was amended and the authorized amount of the shares issuable under the Plan was subsequently increased for an additional issuance of 12,000,000 in January, 2012, an additional 2,000,000 shares in October, 2012 and an additional 2,000,000 shares in September, 2013. Our shareholders approved all the amendments to the Plan to authorize the additional shares in September, 2013.

Additional information regarding equity compensation can be found in the notes to the financial statements.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2016 the Company issued 25,000 shares of common stock valued at $25,000 in settlement of loans in the amount of $8,575 payable to a related party.

During the year ended June 30, 2015 the Company issued 3,178,650 shares of common stock valued at $1,589,325 in settlement of loans in the amount of $127,146 payable to a related party.

The Company had shareholder loans of $50,028 at June 30, 2016 which are non-interest bearing and due on demand.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2016, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $120,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables present fees for professional audit services rendered for the years ended June 30, 2016 and 2015:

Pritchett, Siler & Hardy PC

1438 North Highway 89

Suite 130

Farmington, UT 84025

2016
Audit Fees: (1)	$5,500
Audit-Related Fees: (2)	4,500
Tax Fees: (3)	—
All Other Fees: (4)	—
Total	$10,000

(1)	Audit Fees: Fees for professional services performed by Pritchett, Siler & Hardy PC for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8 for the year ended June 30, 2016.

(2)	Audit-Related Fees: Fees for the review of Form 10-Q for the first, second, and third quarters of the year ended June 30, 2016.

(3)	Tax Fees: Pritchett, Siler & Hardy PC did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.

(4)	All Other Fees: Cutler & Co., LLC did not provide other permissible work for us that did not meet the above category descriptions.

Culter & Co., LLC.

9605 West 49th Avenue

Suite 200

Wheat Ridge, Colorado 80033

2015
Audit Fees: (1)	$5,000
Audit-Related Fees: (2)	4,500
Tax Fees: (3)	—
All Other Fees: (4)	—
Total	$9,500

(1)	Audit Fees: Fees for professional services performed by Cutler & Co., LLC. for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8 for the year ended June 30, 2015.

(2)	Audit-Related Fees: Fees for the review of Form 10-Q for the first, second, and third quarters of the year ended June 30, 2015.

(3)	Tax Fees: Cutler & Co., LLC. did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.

(4)	All Other Fees: Cutler & Co., LLC did not provide other permissible work for us that did not meet the above category descriptions.

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

Amaize Beverage Corporation

Date: October 27, 2016	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Damion	CHIEF EXECUTIVE OFFICER	October 27, 2016
Richard Damion	(PRINCIPAL EXECUTIVE OFFICER)

/s/ William Lindberg	CHIEF FINANCIAL OFFICER	October 27, 2016
William Lindberg	(PRINCIPAL FINANCIAL OFFICER)

/s/ Katherine West	DIRECTOR	October 27, 2016
Katherine West

