Form 10-Q
period 2016-09-30
AMAIZE BEVERAGE Corp
filed 2016-11-25
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares outstanding of the registrant’s only class of common stock, $0.001 par value per share, was 15,708,303 as of November 22, 2016. The registrant has no outstanding non-voting common equity.

AMAIZE BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Amaize Beverage Corporation

Balance Sheets

(Unaudited)

	September 30, 2016	June 30, 2016
ASSETS
Current Assets
Cash	$-	$-
Total Current assets	-	-

Property and Equipment
Office equipment (net of accumulated depreciation)	4,401	5,113
Total Fixed Assets	4,401	5,113

Total Assets	$4,401	$5,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$158,918	$160,824
Accounts payable related party	-	16,500
Accrued liabilities	6,545	6,545
Liability for lawsuit judgement	200,761	200,761
Liability for lease judgement	181,968	181,968
Payroll taxes	3,592	3,592
Shareholder loans	54,731	50,028
Total Current Liabilities	606,515	620,218

Total Liabilities	606,515	620,218

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock $0.001 par value 25,000,000 authorized:
No shares issued	-	-
Common stock $0.001 par value 200,000,000 authorized 15,708,030 and 15,558,030 issued and outstanding at September 30, 2016 and June 30, 2016 respectively	15,708	15,558
Additional paid-in capital	52,515,882	52,478,532
Deficit accumulated	(53,133,704)	(53,109,195)

Total Stockholders’ Deficit	(602,114)	(615,105)

Total Liabilities and Stockholders’ Deficit	$4,401	$5,113

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

Statements of Operations

(Unaudited)

	For the Three months ended September 30, 2016	For the Three months ended September 30, 2015

Revenues	$-	$-

Operating Expenses

General and administrative expenses	24,509	489,495
Loss on settlement of liabilities with equity related party	-	16,125
Total Operating Expenses	24,509	505,620

Operating Loss	(24,509)	(505,620)

Provision for Income Taxes	-	-

Net loss	$(24,509)	$(505,620)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.04)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	15,673,791	11,527,979

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
Cash Flows from Operating Activities
Net loss	$(24,509)	$(505,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	712	712
Shares issued for services	-	112,500
Shares issued for services related parties	21,000	360,500
Loss on settlement of liabilities for equity	-	16,125
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(1,906)	4,344
Increase in accounts payable related party	-	2,425
Net Cash Used in Operations	(4,703)	(9,014)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Investing Activities	-	-

Cash Flows from Financing Activities
Shareholder loans advanced	4,703	9,014
Net Cash Provided by Financing Activities	4,703	9,014

Net Increase / Decrease in Cash	-	-

Cash - Beginning of Period	-	2,001

Cash - Ending of Period	$-	$2,001

Supplemental Disclosure
Income taxes paid	$-	$-
Interest paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued for services	$-	$112,500
Shares issued for services related party	$21,000	$360,500
Settlement of accounts payable with equity related party	$16,500	$8,875
Loss on settlement of liabilities with equity related party	$-	$16,125

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

Statements of Stockholders’ Deficit

(Unaudited)

	Common Shares		Additional
		Par Value	Paid-In	Deficit	Stockholders’
	Shares	$0.001	Capital	accumulated	Deficit
Balance June 30, 2015	11,261,030	$11,261	$50,744,846	$(51,451,909)	$(695,802)
Common shares issued for services	112,500	112	112,388		112,500
Common shares issued for services related party	3,708,039	3,708	1,459,775		1,463,483
Commom shares issued for Directors’ fees	476,461	477	161,523		162,000
Net loss for the year				(1,657,286)	(1,657,286)
Balance June 30, 2016	15,558,030	$15,558	$52,478,532	$(53,109,195)	$(615,105)
Common shares issued for services related party	84,000	84	20,916		21,000
Common shares issued in settlement of accounts payable related party	66,000	66	16,434		16,500
Net loss for the period				(24,509)	(24,509)
Balance September 30, 2016	15,708,030	$15,708	$52,515,882	$(53,133,704)	$(602,114)

The accompanying notes are an integral part of these unaudited financial statements.

AMAIZE BEVERAGE CORPORATION

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended September 30, 2016 and 2015

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and amounts due to related parties, as reported in the accompanying balance sheets, approximates fair value due to the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is three to seven years.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. All website development costs have been fully amortized at September 30, 2016.

Other Assets

Our drink license was amortized over three years and is fully amortized at September 30, 2016.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the periods ended September 30, 2016 and 2015.

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

Note 3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $24,509 for the period ended September 30, 2016 and accumulated losses of $53,133,704 since inception to September 30, 2016. Cash used in operations for the period ended September 30, 2016 was $4,703 and as of September 30, 2016, we had a working capital deficit of $606,515. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Note 4. Property and Equipment

The Company started the construction of several websites all of which have been completed and were amortized over three years. Computers and furniture are being depreciated over three to seven years.

Property and equipment were as follows:

	September 30, 2016	June 30, 2015

Office equipment	$22,165	$22,165
Depreciation	17,764	17,052
Net book value	$4,401	$5,113

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

Legal

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. On March 20, 2015 the court entered a final judgment in the amount of $200,761 comprised of the principal amount of $122,344 plus prejudgment interest from September 15, 2012 through the date of judgment in the amount of $54,421, costs in the amount of $773, and attorney’s fees of $23,222. The court dismissed the case against any party not listed in the final order and the case is now closed as to all parties. As of September 30, 2015 the Company had accrued in full for this liability of $200,761 in its financial statements.

Note 6. Stockholders’ Deficit

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

During the year ended June 30, 2016 the Company issued 3,708,039 shares of common stock valued at $1,463,483 for services rendered by related parties, 112,500 shares of common for services valued at $112,500, and 476,461 shares of common stock in payment of Directors’ fees valued at $162,000.

During the three months ended September 30, 2016 the Company issued 150,000 shares of common stock in payment of services to a related party.

Note 8. Loans from Directors and Shareholders

During the three months ended September 30, 2016 a related party advanced the Company loans in the amount of $4,703. As of September 30, 2016 the balance of loans outstanding was $54,731. The loans are non-interest bearing and due on demand.

Share valuations are determined by the closing quoted share price of the stock on the date the issuance is authorized by the Board of Directors.

Note 9. Income Taxes

The components of the deferred tax asset are as follows:

Deferred tax assets	September 30, 2016	June 30, 2016
Net operating loss carry-forwards and other nominal temporary differences	$575,800	$574,200
Valuation allowance	(575,800)	(574,200)

Net deferred tax assets	$-	$-

The Company had available approximately $1,693,500 at September 30,2016 and $1,688,800 at June 30, 2016 of unused federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards. ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at September 30, 2016 and June 30, 2016 respectively:

Statutory rate	34%
State taxes, net of federal tax benefit	0%
Effective tax rate	34%

Note 10. Subsequent Events

The Company has evaluated subsequent events from September 30, 2016 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after September 30, 2016 for which disclosure is required.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

To more effectively facilitate the process of shifting to retail distribution, in November 2013, Richard Damion joined our Company as the acting Chief Executive Officer. He was then approved by the Board of Directors as the Company’s Chief Executive Officer in January, 2014. On February 15, 2015, the Board of Directors of the Company appointed A.R. (Bud) Grandsaert as the Company’s new President. Richard Damion resigned as the Company’s President as of that date, however, he remains the Company’s Chief Executive Officer and Director.

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

Industry wide factors that affect us include the increasing prevalence of obesity in adults and children and demand for healthier foods and beverages worldwide.

●	According to the World Health Organization (WHO), approximately 1.7 billion adults are overweight and 400 million are obese. By 2015, it is predicted that 2.3 billion adults will be overweight and more than 700 million will be obese. Obesity rates among children have also climbed, with more than 30 percent now overweight or obese.

●	According to the Centers for Disease Control and Prevention, over the last 30 years, obesity among American children ages 6 to 11years has more than doubles.

●	Studies show that the most effective way to prevent obesity is to address it during childhood by instilling healthy habits which starts with the very basis of cutting back on sugary drinks, eating the right foods and exercising daily.

Significant Accounting Policies

For the Company’s significant accounting policies see “Footnote 2” to the accompanying September 30, 2016 unaudited financial statements.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 31, 2015

Revenue

The Company revised its sales method from network marketing sales through individual brand partners to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. The Company had no revenues in the three months ended September 30, 2016 and 2015.

Cost of Revenues

The Company recognized no cost of sales in the three month periods ended September, 2016 or 2015 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three months ended September 30, 2016 and 2015 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three months ended September 30, 2016 and 2015 as it had no sales activity in these periods.

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended September 30, 2016 and 2015:

	GENERAL AND ADMINISTRATIVE
	Three Months ended September 30, 2016	Three Months ended September 30, 2015

Independent contractors	$21,000	$378,750
Professional fees	656	7,784
Technology	1,212	64,452
Product development	-	50,000
Travel and entertainment	-	3,428
Office expenses	89	149
Telephone	840	345
Depreciation	712	712

	$24,509	$505,620

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the three months ended September 30, 2016 were approximately $465,000 less than the three month period last year. This was due less shares being issued to related parties for services included in independent contractors, no additional product costs and substantial reduction in technology costs.

Settlement of Liabilities with Equity

Provision for Income Taxes

We incurred taxable losses; consequently no liability for taxation was incurred during the three months ended September 30, 2016 or 2015.

Net Loss

The net loss for the three months ended September 30, 2016 was $24,509 as compared to $505,620 for the three months ended September 30, 2015.

Liquidity and Capital Resources

The Company had a cash balance of $0 at September 30, 2016 and a working capital deficit as follows:

Total current assets	$-
Total current liabilities	606,515
Working capial deficit	$(606,515)

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

Cash Flows

The following table summarizes selected items from our accompanying Statement of Cash Flows for the three months ended September 30, 2016 and September 30, 2015.

Net cash provided by (used in):	September 30, 2016	September 30, 2015
Operating activities	$(4,703)	$(9,014)
Investment activities	-	-
Financing activities	4,703	9,014
Total change in cash	$-	$-

During the three months ended September 30, 2016 and 2015, the Company’s operating expenses were paid by a shareholder from their bank account in the amounts of $4,703 and $9,014 respectively.

Off Balance Sheet Arrangements

At September 30, 2016 we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2016, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 24, 2014, A&M Acquisitions LLC, obtained a judgment against the Company, a director and former director for default of the remainder of the Florida office lease through July 2016 in the amount of $181,968 including attorney’s fees of $1,488 (see Note 4. Commitments and Contingencies to the financial statements). A full provision for this liability was recorded in our financial statements during the year ended June 30, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2016, the Company approved 150,000 shares of common stock issued on July 25, 2016 to a related party for services valued at $37,500. The shares of the Company’s common stock were issued and sold in reliance upon the exemption provided by Section 4(a)(2) and Regulation D of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2016 the Company had no senior securities issued and outstanding.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

AMAIZE BEVERAGE CORPORATION

Date: November 23, 2016	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

