Form 10-Q
period 2016-12-31
AMAIZE BEVERAGE Corp
filed 2017-08-09
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer” and “smaller or a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate the number of shares of the registrant’s common stock outstanding of each of the insurer’s common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s only class of common stock, $0.001 par value per share, was 15,708,030 as of June 11, 2017. The registrant has no outstanding non-voting common equity.

AMAIZE BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Amaize Beverage Corporation

Balance Sheets

(Unaudited and Unreviewed)

	December 31, 2016	June 30, 2016
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Property and Equipment
Office Equipment (Net of Accumulated Depreciation)	3,689	5,113
Total Fixed Assets	3,689	5,113

Total Assets	$3,689	$5,113

LIABILITIES and STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$160,588	$160,824
Accounts Payable Related Party	-	16,500
Accrued Liabilities	6,545	6,545
Liability for Lawsuit Judgement	200,761	200,761
Liability for Lease Judgement	181,968	181,968
Payroll Taxes	3,592	3,592
Shareholder Loans	59,141	50,028
Total Current Liabilities	612,595	620,218

Total Liabilities	612,595	620,218

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock $0.001 Par Value 25,000,000 Authorized No Shares Issued	-	-
Common Stock $0.001 Par Value 200,000,000 Shares Authorized 15,708,030 and 15,558,030 Issued and Outstanding at September 30, 2016 and June 30, 2016 Respectively	15,708	15,558
Additional Paid-In Capital	52,515,882	52,478,532
Deficit Accumulated	(53,140,496)	(53,109,195)

Total Stockholders’ Deficit	(608,906)	(615,105)

Total Liabilities and Stockholders’ Deficit	$3,689	$5,113

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

Statements of Operations

(Unaudited and Unreviewed)

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015

Revenues	$-	$-	$-	$-

Operating Expenses

General and Administrative Expenses	6,792	1,100,500	31,301	1,590,006
Loss on Settlement of Liabilities with Equity Related Party	-	-	-	16,125
Total Operating Expenses	6,792	1,100,500	31,301	1,606,131

Operating Loss	6,792	1,100,500	(31,301)	(1,606,131)

Provision for Income Taxes	-	-	-	-

Net Loss	$6,792	$1,100,500	$(31,301)	$(1,606,131)

Net Loss Per Share Basic and Diluted	$0.00	$0.08	$(0.00)	$(0.13)

Weighted Average Number of Common Shares Outstanding Basic and Diluted	15,708,000	13,060,628	15,690,910	12,294,253

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

Statements of Cash Flows

(Unaudited and Unreviewed)

	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015
Cash Flows from Operating Activities
Net Loss	$(31,301)	$(1,606,131)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation	1,424	1,424
Shares Issued for Accounts Payable Related Parties	16,500	8,875
Loss on Settlement of Liabilities for Equity	-	16,125
Shares Issued for Services	-	112,500
Shares Issued for Directors’ Fees	-	162,000
Shares Issued for Services Related Parties	21,000	1,438,483
Changes in Operating Assets and Liabilities
Increase in Accounts Payable	(236)	7,941
Decrease in Directors’ Fees	-	(157,500)
Decrease in Accounts Payable Related Parties	(16,500)	(2,250)
Net Cash Used in Operations	(9,113)	(18,533)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder Loans Advanced	9,113	18,533
Net Cash Provided by Financing Activities	9,113	18,533

Net Increase / Decrease in Cash	-	-

Cash Beginning of Period	-	2,001

Cash Ending of Period	$-	$2,001

Supplemental Disclosure:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued for Services	$-	$112,500
Shares Issued for Services Related Party	$21,000	$1,438,483
Settlement of Directors’ Fees for Shares	$-	$162,000
Settlement of Accounts Payable with Equity Related Parties	$16,500	$8,875
Loss on Settlement of Liabilities with Equity Related Parties	$-	$16,125

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

Statements of Stockholders’ Deficit

(Unaudited and Unreviewed)

	Common Shares		Additional
		Par Value	Paid-In	Deficit	Stockholders’
	Shares	$0.001	Capital	Accumulated	Deficit
Balance June 30, 2015	11,261,030	$11,261	$50,744,846	$(51,451,909)	$(695,802)
Common Shares Issued for Services	112,500	112	112,388		112,500
Common Shares Issued for Services Related Parties	3,708,039	3,708	1,459,775		1,463,483
Common Shares Issued for Directors’ Fees	476,461	477	161,523		162,000
Net Loss for the Year				(1,657,286)	(1,657,286)
Balance June 30, 2016	15,558,030	$15,558	$52,478,532	$(53,109,195)	$(615,105)
Common Shares Issued for Services Related Parties	150,000	150	37,350		37,500
Net Loss for the Period				(31,301)	(31,301)
Balance December 31, 2016	15,708,030	$15,708	$52,515,882	$(53,140,496)	$(608,906)

The accompanying notes are an integral part of these unaudited financial statements.

AMAIZE BEVERAGE CORPORATION

FOOTNOTES TO UNAUDITED AND UNREVIEWED FINANCIAL STATEMENTS

For the Six Month Periods Ended December 31, 2016 and 2015

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. All website development costs have been fully amortized at December 31, 2016.

Other Assets

Our drink license was amortized over three years and is fully amortized at December 31, 2016.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the periods ended December 31, 2016 and 2015.

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

Note 3. Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $31,301 for the period ended December 31, 2016 and accumulated losses of $53,140,496 since inception to December 31, 2016. Cash used in operations for the period ended December 31, 2016 was $9,113 and as of December 31, 2016, we had a working capital deficit of $612,595. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern, however, there can be no assurance that the raising of equity will be successful or that the Company will be able to achieve profitability. Failure to achieve the needed equity funding or establish profitable operations would have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4. Property and Equipment

The Company started the construction of several websites all of which have been completed and were amortized over three years. Computers and furniture are being depreciated over three to seven years.

Property and equipment were as follows:

	December 31, 2016	June 30, 2015

Office equipment	$22,165	$22,165
Depreciation	18,476	17,052
Net book value	$3,689	$5,113

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

Legal

In June of 2013, a former officer of the Company filed a lawsuit against the Company and its President and directors alleging several counts, including a breach of contract and fiduciary duty, and seeking damages in the amount of $122,300 and other unspecified damages. On March 20, 2015 the court entered a final judgment in the amount of $200,761 comprised of the principal amount of $122,344 plus prejudgment interest from September 15, 2012 through the date of judgment in the amount of $54,421, costs in the amount of $773, and attorney’s fees of $23,222. The court dismissed the case against any party not listed in the final order and the case is now closed as to all parties. As of December 31, 2016 the Company had accrued in full for this liability of $200,761 in its financial statements.

Note 6. Stockholders’ Deficit

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

During the six months ended December 31, 2016 the Company issued 150,000 shares of common stock in payment of services to a related party.

Note 8. Loans from Directors and Shareholders

During the six months ended December 31, 2016 a related party advanced the Company loans in the amount of $9,113. As of December 31, 2016 the balance of loans outstanding was $59,141. The loans are non-interest bearing and due on demand.

Share valuations are determined by the closing quoted share price of the stock on the date the issuance is authorized by the Board of Directors.

Note 9. Income Taxes

The components of the deferred tax asset are as follows:

Deferred tax assets	December 31, 2016	June 30, 2016
Net operating loss carry-forwards and other nominal temporary differences	$577,320	$574,200
Valuation allowance	(577,320)	(574,200)

Net deferred tax assets	$-	$-

The Company had available approximately $1,698,000 at December 31, 2016 and $1,688,800 at June 30, 2016 of unused federal and Florida net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2033. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards. ASC No. 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at December 31, 2016 and June 30, 2016 respectively:

Statutory rate	34%
State taxes, net of federal tax benefit	0%
Effective tax rate	34%

Note 10. Subsequent Events

The Company has evaluated subsequent events from December 31, 2016 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after December 31, 2016 for which disclosure is required.

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

Significant Accounting Policies

For the Company’s significant accounting policies see “Footnote 2” to the accompanying December 31, 2016 unaudited financial statements.

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

Three and Six Months Ended December 31, 2016 Compared to Three and Six Months Ended December 31, 2015

Revenue

The Company revised its sales method from network marketing sales through individual brand partners to direct to consumer and retail store sales at the end of its fiscal year June 30, 2013. The Company had no revenues in the three and six months ended December 31, 2016 and 2015.

Cost of Revenues

The Company recognized no cost of sales in the three and six month periods ended December 31, 2016 or 2015 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three and six months ended December 31, 2016 and 2015 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three and six months ended December 31, 2016 and 2015 as it had no sales activity in these periods.

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended December 31, 2016 and 2015:

	GENERAL AND ADMINISTRATIVE
	Three Months ended December 31, 2016	Three Months ended December 31, 2015

Independent contractors	$-	$1,082,483
Directors’ fees	-	4,500
Professional fees	4,766	10,161
Technology	505	2,308
Product development	-	-
Travel and entertainment	-	207
Office expenses	357	140
Telephone	452	-
Depreciation	712	712

	$6,792	$1,100,511

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the three months ended December 31, 2016 were approximately $1,094,000 less than the three month period last year. This was due less shares being issued to related parties for services included in independent contractors, no additional product costs and substantial reduction in technology costs.

General and administrative expenses comprised the following for the six months ended December 31, 2016 and 2015:

	GENERAL AND ADMINISTRATIVE
	Six Months ended December 31, 2016	Six Months ended December 31, 2015

Independent contractors	$21,000	$1,445,108
Directors’ fees		4,500
Professional fees	5,423	17,945
Technology	1,717	66,760
Product development	-	50,000
Travel and entertainment	-	3,635
Office expenses	446	289
Telephone	1,291	345
Depreciation	1,424	1,424

	$31,301	$1,590,006

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the six months ended December 31, 2016 were approximately $1,560,000 less than the six month period last year. The reduction in expense was due to fewer shares being issued for the non-cash payment of services to related parties including independent contractors, no product development costs and a substantial reduction in technology costs.

Provision for Income Taxes

We incurred taxable losses; consequently, no liability for taxation was incurred during the six months ended December 31, 2016 or 2015.

Net Loss

The net loss for the six months ended December 31, 2016 was $31,301 as compared to $1,606,131 for the six months ended December 31, 2015.

Liquidity and Capital Resources

The Company had no cash balance at December 31, 2016 and a working capital deficit as follows:

Total current assets	$-
Total current liabilities	612,595
Working capital deficit	$(612,595)

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

Cash Flows

The following table summarizes selected items from our accompanying Statement of Cash Flows for the six months ended December 31, 2016 and 2015.

Net cash provided by (used in):	December 31, 2016	December 31, 2015
Operating activities	$(9,113)	$(18,533)
Investment activities	-	-
Financing activities	9,113	18,533
Total change in cash	$-	$-

During the six months ended December 31, 2016 and 2015, the Company’s operating expenses were paid by a shareholder from their bank account in the amounts of $9,113 and $18,533 respectively.

Off Balance Sheet Arrangements

At December 31, 2016, we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2016, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the six months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

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

AMAIZE BEVERAGE CORPORATION

Date: August 9, 2017	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

