Form 10-Q/A
period 2016-12-31
AMAIZE BEVERAGE Corp
filed 2018-01-16
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

 Amendment No. 1

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

Explanatory Note

Amaize Beverage Corporation (the “Company”) is filing this Amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 (“Form 10-Q”) which was originally filed on August 9, 2017 with the Securities and Exchange Commission (the “SEC”), for the sole purpose of correcting certain minor grammatical and typographical errors in the document and XBRL Interactive Data Files.

Except as described above, this Amendment does not amend, update or change the financial statements in the Form 10-Q.

AMAIZE BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Amaize Beverage Corporation

Balance Sheets

(Unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Property and Equipment
Office Equipment (Net of Accumulated Depreciation)	3,689	5,113
Total Fixed Assets	3,689	5,113

Total Assets	$3,689	$5,113

LIABILITIES and STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$160,588	$160,824
Accounts Payable Related Party	-	16,500
Accrued Liabilities	6,545	6,545
Liability for Lawsuit Judgement	200,761	200,761
Liability for Lease Judgement	181,968	181,968
Payroll Taxes	3,592	3,592
Shareholder Loans	59,141	50,028
Total Current Liabilities	612,595	620,218

Total Liabilities	612,595	620,218

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock $0.001 Par Value 25,000,000 Authorized No Shares Issued	-	-
Common Stock $0.001 Par Value 200,000,000 Shares Authorized 15,708,030 and 15,558,030 Issued and Outstanding at December 31, 2016 and June 30, 2016 Respectively	15,708	15,558
Additional Paid-In Capital	52,515,882	52,478,532
Deficit Accumulated	(53,140,496)	(53,109,195)

Total Stockholders’ Deficit	(608,906)	(615,105)

Total Liabilities and Stockholders’ Deficit	$3,689	$5,113

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

Amaize Beverage Corporation

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015
Cash Flows from Operating Activities
Net Loss	$(31,301)	$(1,606,131)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation	1,424	1,424
Loss on Settlement of Liabilities for Equity	-	16,125
Shares Issued for Services	-	112,500
Shares Issued for Directors’ Fees	-	162,000
Shares Issued for Services Related Parties	21,000	1,438,483
Changes in Operating Assets and Liabilities
Increase(Decrease) in Accounts Payable	(236)	7,941
Decrease in Directors’ Fees	-	(157,500)
Decrease in Accounts Payable Related Parties	-	6,625
Net Cash Used in Operations	(9,113)	(18,533)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder Loans Advanced	9,113	18,533
Net Cash Provided by Financing Activities	9,113	18,533

Net Increase / Decrease in Cash	-	-

Cash Beginning of Period	-	2,001

Cash Ending of Period	$-	$2,001

Supplemental Disclosure:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued for Services	$-	$112,500
Shares Issued for Services Related Party	$21,000	$1,438,483
Settlement of Directors’ Fees for Shares	$-	$162,000
Settlement of Accounts Payable with Equity Related Parties	$16,500	$8,875
Loss on Settlement of Liabilities with Equity Related Parties	$-	$16,125

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

Note. 2 Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

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

Property and equipment were as follows:

	December 31, 2016	June 30, 2016

Office equipment	$22,165	$22,165
Accumulated depreciation	18,476	17,052
Net book value	$3,689	$5,113

Note 5. Commitments and Contingencies

Lease Commitments

The Company gave up its leased office space in Jupiter, Florida in January 2014, and acquired a new office in Newport Beach, California. The Florida leaseholder obtained a judgment in the amount of $181,968 for the remainder of the monthly lease payments through June 2016 pursuant to the terms of the lease agreement plus legal fees of $1,487. The Company has recorded the full amount of the judgment, however believes that when the facility is re-leased it may not have to pay the full amount. The leaseholder has executed a new lease with a new tenant, however, the exact terms of the new lease are unknown at this time. The Company plans to file for the release of the amount of the judgment over and above the actual loss incurred by the leaseholder. There is no guarantee that such a filing will be successful and that the Company will be able to mitigate its loss in this way.

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

During the six months ended December 31, 2016 the Company issued 150,000 shares of common stock in payment of accounts payable to a related party and for services rendered to the company during the current period.

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

Note 10. Subsequent Events

The majority shareholders of Amaize Beverage Corporation approved as of August 29, 2017, in a written consent of the majority of the shareholders as of the same date, a name change from the Company’s current name to “Curative Biosciences, Inc.”. The Company believes that its new name will better reflect the new direction of the Company’s business which will focus on the research, development, and sale of high-quality, hemp derived CBD products.

The Company’s new web address is www.CurativeBio.com. Following the required regulatory approval and filing of the amended articles of incorporation, the Company will announce the effective date of the name change.

On December 22, 2017, the Company issued 3,866,665 shares of common stock for services valued at $290,000 to a related party.

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

The company has transitioned out of our lower margin, perishable snack food product lines and have focused our resources solely on developing our new healthy beverages and is now focused on the research, development, and sale of high-quality, hemp derived CBD products. The Company has developed an initial product line of CBD supplements in the form of softgel caps, oils and topical creams which the Company plans to sell under the brand name “Curative Biosciences”. Of all the known cannabinoids, CBD has captured the most scientific interest and is now used in the treatment of a broad and growing range of conditions and symptoms from sleep and pain, to anxiety and inflammation, to Parkinson’s disease and epilepsy without any intoxicating effects such as those caused by tetrahydrocannabinol (THC). In sports medicine CBD is used to treat and prevent pain, inflammation and stress, and has been credited with helping bones, nerves, and tissue heal and regenerate. After much scientific research, the World Anti-Doping Agency (WADA) recently announced that CBD would be removed from its 2018 banned substances list, allowing professional athletes to use the cannabis compound without risk of league suspension or loss of sponsors. We plan to commence sales of these products in 2018, and while there can be no assurance, management believes that this strategy will ultimately prove successful. The Company is currently seeking the necessary financing to pursue its business and growth plans, however, no assurances can be given that the Company will obtain the necessary financing.

We are a virtual company with a focus on staying lean through the use of cloud based technologies, maintaining low overhead, and plan to use subcontracting services, channeling sales through commissioned brokers, and developing products through reputable qualified growers and suppliers.

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

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended December 31, 2016 and 2015:

	GENERAL AND ADMINISTRATIVE
	Three Months ended December 31, 2016	Three Months ended December 31, 2015

Independent contractors	$-	$1,082,483
Directors’ fees	-	4,500
Professional fees	4,766	10,161
Technology	505	2,308
Product development	-	-
Travel and entertainment	-	207
Office expenses	357	140
Telephone	452	-
Depreciation	712	712

	$6,792	$1,100,500

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the three months ended December 31, 2016 were approximately $1,094,000 less than the three month period last year. This was due to less shares being issued to related parties for services included in independent contractors, no additional product costs and substantial reduction in technology costs.

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

During the six months ended December 31, 2016 and 2015, the Company’s operating activities were paid by a shareholder from their bank account in the amounts of $9,113 and $18,533 respectively.

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

AMAIZE BEVERAGE CORPORATION

Date: January 16, 2018	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

