Form 10-Q/A
period 2017-03-31
AMAIZE BEVERAGE Corp
filed 2018-01-16
CIK 1137005

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

Explanatory Note

Amaize Beverage Corporation (the “Company”) is filing this Amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (“Form 10-Q”) which was originally filed on August 9, 2017 with the Securities and Exchange Commission (the “SEC”), for the purpose of correcting a minor, non-material error in the total weighted number of common shares outstanding basic and diluted on the Statements of Operations for the three months and the nine months ended March 31, 2017.  The General and Administrative Expense tables appearing in Item 2 of this amendment were also corrected.  Additionally, certain minor grammatical and typographical errors in the document have been corrected.

Except as described above, this Amendment does not amend, update or change the financial statements in the Form 10-Q.

AMAIZE BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Amaize Beverage Corporation

Balance Sheets

(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current Assets
Cash	$-	$-
Total Current assets	-	-

Property and Equipment
Office Equipment (Net of Accumulated Depreciation)	2,977	5,113
Total Fixed Assets	2,977	5,113

Total Assets	$2,977	$5,113

LIABILITIES and STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$161,874	$160,824
Accounts Payable Related Party	-	16,500
Accrued Liabilities	6,545	6,545
Liability for Lawsuit Judgement	200,761	200,761
Liability for Lease Judgement	181,968	181,968
Payroll Taxes	3,592	3,592
Shareholder Loans	61,143	50,028
Total Current Liabilities	615,883	620,218

Total Liabilities	615,883	620,218

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock $0.001 Par Value 25,000,000 Authorized
No Shares Issued	-	-
Common Stock $0.001 Par Value 200,000,000 Shares Authorized 15,708,030 and 15,558,030 Issued and Outstanding at March 31, 2017 and June 30, 2016 Respectively	15,708	15,558
Additional Paid-In Capital	52,515,882	52,478,532
Deficit Accumulated	(53,144,496)	(53,109,195)

Total Stockholders’ Deficit	(612,906)	(615,105)

Total Liabilities and Stockholders’ Deficit	$2,977	$5,113

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Nine Months Ended March 31, 2017	For the Nine Months Ended March 31, 2016

Revenues	$-	$-	$-	$-

Operating Expenses

General and Administrative Expenses	4,000	5,323	35,301	1,595,329
Loss on Settlement of Liabilities with Equity Related Party		-		16,125
Total Operating Expenses	4,000	5,323	35,301	1,611,454

Operating Loss	4,000	5,323	(35,301)	(1,611,454)

Provision for Income Taxes	-	-	-	-

Net Loss	$4,000	$5,323	$(35,301)	$(1,611,454)

Net Loss Per Share Basic and Diluted	$0.00	$0.00	$(0.00)	$(0.12)

Weighted Average Number of Common Shares
Outstanding Basic and Diluted	15,708,030	15,558,030	15,697,081	13,374,266

The accompanying notes are an integral part of these unaudited financial statements.

Amaize Beverage Corporation

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31, 2017	For the Nine Months Ended March 31, 2016
Cash Flows from Operating Activities
Net Loss	$(35,301)	$(1,611,454)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation	2,136	2,136
Loss on Settlement of Liabilities for Equity	-	16,125
Shares Issued for Directors’ Fees	-	162,000
Shares Issued for Services Related Parties	21,000	1,438,483
Changes in Operating Assets and Liabilities
Increase in Accounts Payable	1,050	5,453
Decrease in Directors’ Fees	0	(157,500)
Decrease in Accounts Payable Related Parties	0	9,750
Net Cash Used in Operations	(11,115)	(22,507)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder Loans Advanced	11,115	20,506
Net Cash Provided by Financing Activities	11,115	20,506

Net Increase / Decrease in Cash	-	(2,001)

Cash Beginning of Period		2,001

Cash Ending of Period	$-	$-

Supplemental Disclosure
Income Taxes Paid	$-	$-
Interest Paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued fror Services	$-	$112,500
Shares Issued for Services Related Party	$21,000	$1,438,483
Settlement of Directors’ Fees for Shares	$-	$162,000
Settlement of Accounts Payable with Equity Related Parties	$16,500	$8,875
Loss on Settlement of Liabilities with Equity Related Parties	$-	$16,125

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

The Company’s focus is on the research, development, and sale of high-quality, hemp derived CBD products. The Company has developed an initial product line of CBD supplements in the form of softgel caps, oils and topical creams which the Company plans to sell under the brand name “Curative Biosciences”.

Note. 2 Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-months March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

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

Property and equipment were as follows:

	March 31. 2017	June 30, 2016

Office equipment	$22,165	$22,165
Accumulated depreciation	19,188	17,052
Net book value	$2,977	$5,113

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

During the nine months ended March 31. 2017 the Company issued 150,000 shares of common stock in payment of accounts payable to a related party and for services rendered to the company during the current period.

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

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended March 31, 2017 and 2016:

	GENERAL AND ADMINISTRATIVE
	Three Months ended March 31, 2017	Three Months ended March 31, 2016

Independent contractors	$-	$3,125
Directors’ fees	-	-
Professional fees	1,205	(4,368)
Technology	878	3,087
Product development	-	-
Travel and entertainment	217	159
Office expenses	240	2,077
Telephone	748	531
Depreciation	712	712

	$4,000	$5,323

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the three months ended March 31, 2017 were approximately $1,300 less as compared to the three months ended March 31, 2016.

General and administrative expenses comprised the following for the nine months ended March 31, 2017 and 2016:

	GENERAL AND ADMINISTRATIVE
	Nine Months ended March 31, 2017	Nine Months ended March 31, 2016

Independent contractors	$21,000	$1,448,233
Directors’ fees		4,500
Professional fees	6,628	13,577
Technology	2,594	69,848
Product development	-	50,000
Travel and entertainment	218	3,794
Office expenses	686	2,365
Telephone	2,039	876
Depreciation	2,136	2,136

	$35,301	$1,595,329

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

During the nine months ended March 31, 2017 and 2016, the Company’s operating activities of $11,115 and $20,506 respectively, were paid by loans from a shareholder of the Company.

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

