Form 10-K
period 2017-06-30
CURATIVE BIOSCIENCES, INC.
filed 2018-02-23
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

Commission File Number 333-59114

CURATIVE BIOSCIENCES, INC.

NEVADA	33-0730042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 SOUTH BISCAYNE BLVD., #3760, MIAMI, FL	33131
(Address of principal executive offices)	(Zip Code)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on December 29, 2017 of $0.32 per share, as reported by the OTC Markets Pink Sheets was approximately $2,036,599. Shares of common stock held by each of the current executive officers and directors and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s only class of common stock, $0.001 par value per share, was 19,574,695 as of February 14, 2018. The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Curative Biosciences, Inc., formerly Amaize Beverage Corporation, (“the Company”, “the Registrant”, “we”, “us” or “our”) is a life sciences company focused on developing and commercializing novel therapeutics using hemp-derived CBD. Our consumer product segment is focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors.

Through our consumer products business, we plan to manufacture, market and sell consumer products containing plant-based CBD under our brand Curative Biosciences. All of our products are non-psychoactive allowing for the global distribution of our hemp oil into international markets that have a zero tolerance for any levels of THC.

We expect to realize revenue from our consumer products business segment to fund a portion of our working capital needs, however, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. Given the small size of our company and the development stage of the Company, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances they will be available to us. We made no sales during the twelve months ended June 30, 2017 or 2016.

Our principal executive office address is 2 South Biscayne Boulevard, #3760, Miami, Florida 33131 and our telephone number is (949) 287-3164.

ORGANIZATION

Curative Biosciences, Inc., formerly Amaize Beverage Corporation is organized under the laws of the state of Nevada. The Board of Directors and the majority shareholders of the Company constituting a total of 9,180,143 shares of common stock (58.44%) approved as of August 29, 2017, in a written consent of the Board of Directors and the majority of the shareholders of the Company as of the same date, a name change from “Amaize Beverage Corporation” to “Curative Biosciences, Inc.” The Company believes that its new name will better reflect the new direction of the Company’s business, that of developing and commercializing novel therapeutics using hemp-derived CBD. The Company seeks to manufacture, market and sell consumer products containing plant-based CBD under our brand Curative Biosciences. On October 6, 2017, the Company filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company’s name from Amaize Beverage Corporation to its current name, Curative Biosciences, Inc. The Company submitted to FINRA an Issuer Company Related Action Notification for the name change and request for a new trading symbol and is waiting to be declared effective by FINRA. The Company will announce the name and symbol change once it has been declared effective.

BUSINESS OVERVIEW

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

We determined during the first quarter of 2015 that we would transition out of our lower margin, perishable snack food product lines. The Company intends to manufacture and market natural health products and operate within the medical cannabis industry. We are building a portfolio of hemp derived Cannabidiol (CBD) products under our Curative brand. The demand for hemp-derived CBD products has grown at an estimated 22% CAGR over the last three years and is expected to increase substantially over the next five years. Curative Biosciences aims to be a significant player in the industry.

We are a virtual company with distributed employees. We focus on staying lean through the employment of cloud based technologies, maintaining low overhead, subcontracting services, creating sales through commissioned brokers, developing products through reputable co-packers and keeping minimum inventory to ensure freshness and shelf life for our customers and distribution partners.

OUR PRODUCTS

Our product formulas are derived from natural genetic strains of phytocannabinoid-rich hemp and are grown using 100% organic farming practices. The plants are registered with the Colorado State Department of Agriculture and tested to ensure the THC levels are below .3%. All of our products are non-psychoactive allowing for global distribution into international markets that have a zero tolerance for any levels of THC. The extraction and purification processing technology used in the manufacturing of our products preserves all the phytocannabinoids, terpenes, and plant lipids, while eliminating any remaining THC and chlorophyll.

Our Curative brand Softgels have been developed with a patent pending water-soluble liquid with CBD, and other phytocannabinoids including CBG, CBN, CBC, and over 40 naturally present terpenes. We plan to offer the Curative brand of softgels in 30 and 60 count bottles of “body ready” potencies designed to deliver 10mg CBD and 25mg of CBD per serving. We designed the Curative Softgels for maximum absorption and optimum bioavailability without THC. Our pharmaceutical grade formula utilizes proprietary water-soluble hemp oil, increasing bioavailability by an order of magnitude compared with an oil form.

Our Curative brand of Tinctures have been developed with cannabidiol (CBD) oil in varying concentrations and formulated using our full spectrum hemp oil blended with hemp seed oil, grape seed oil, or MCT derived from coconut oil. Our Tinctures contain no THC.

DISTRIBUTION

We intend to employ several distribution methods to ensure maximum growth, market share and profitability. Initially, we plan to focus our distribution efforts on ecommerce and targeted specialty retail shops.

Our marketing efforts will be focused on online consumers and retail distribution channels in the United States. We believe this approach is ideal for our products market as it provides an opportunity to focus our marketing efforts on educating targeted customers about the potential health benefits of CBD and other key ingredients in our products.

INDUSTRY OUTLOOK

Hemp Business Journal’s data demonstrates the hemp industry is growing with a 22% CAGR, and they estimate that the hemp industry will grow to $1.8 billion USD in sales by 2020, led by food, body care, and CBD-based products.1,2

The report estimated $130 million USD in hemp-derived CBD sales in 2016. This category is being driven by channel sales in the natural products industry, smoke shops and online verticals, with pharmaceutical players quickly moving into position to capture market share.

The US medical cannabis market is a rapidly growing market with estimated retail cannabis sales rising from an estimated $2.2-$2.6 billion USD in 2014 to $7.4-8.2 billion USD in 2018.3 A 2016 Bloomberg report predicted the US cannabis market to reach $50 billion USD by 2026.3

1.	See https://votehemp.com/PR/PDF/4-14-17%20VH%20Hemp%20Market%20Data%202016%20-%20FINAL.pdf.
2.	See https://mjbizdaily.com/new-forecast-u-s-medical-marijuana-and-recreational-cannabis-sales-to-hit-8-billion-by-2018/?nomobile=1.
3.	See https://www.bloomberg.com/news/articles/2016-09-12/cannabis-industry-to-expand-to-50-billion-by- 2026-analysts-say.

THE LAW AND DEVELOPMENT PROGRAMS

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision passed in the Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws to allow for crop research by universities, colleges and state agriculture departments. The new Federal law allows for agricultural pilot programs for industrial hemp “in states that permit the growth or cultivation of hemp.”

COMPETITION

The hemp derived CBD sector of the cannabis industry is in its infancy. Competition is highly fragmented with no dominant player. Curative’s competition will include CW Hemp, Medical Marijuana, Inc., CV Sciences, Bluebird Botanicals, and Elixinol, among others. There are also large nutritional companies that currently do not offer hemp derived CBD products but may in the future. We expect this and new entrants in the marketplace in the coming years.

We expect Curative to be competitive in the marketplace as we intend to focus our efforts on social media, education and awareness, beautifully designed eco-friendly packaging, competitive pricing, quality and potency in product formulation and a superior customer experience.

CBD RESEARCH

A large body of research data on cannabinoids and their potential therapeutic effects on inflammation and oxidative associated diseases, disorders and health conditions has been published. Clinical trials have been conducted on a range of disorders, from general analgesia4 and inflammation5, to major cardiovascular6, oncological7 and neurodegenerative disorders8. This body of clinical trials is publicly available via the National Institutes of Health website9.

4.	W, Hauser., M, Fitzcharles., et al. “Cannabinoids in Pain Management and Palliative Medicine” (2017) 114: 38 Dtsch Arztebl Int at p. 627; DG, Boychuk., G, Goddard., et al. “The effectiveness of cannabinoids in the management of chronic nonmalignant neuropathic pain: a systematic review” (2015) 29: 1.
5.	R, Zurier., SH, Burstein., “Cannabinoids, inflammation and fibrosis” (2016) 30: 11 at pp. 3682-3689.
6.	WSV, Ho., MEM., Kelly “Cannabinoids in the Cardiovascular System” (2017) Vol. 80 Advances in Pharmacology at pp. 329-366; Y Lu., HD, Anderson., “Cannabinoid signaling in health and disease” (2017) 94: 4 Canadian Journal of Physiology and Pharmacology at pp. 311-327, 7V
7.	Maida., PJ, Daeninck “A user’s guide to cannabinoid therapies in oncology” 6 Current Oncology at pp. 398-406; R, Ramer., B, Hinz., “Cannabinoids as Anticancer Drugs” Vol. 80 Advances in Pharmacology at pp. 397-436.
8.	C, De Caro., A, Leo., et al., “The potential role of cannabinoids in epilepsy treatment” (2017) 17: 11 Expert Review of Neurotherapeautics at pp. 1069-1079; CM, Koo., HC, Kang,. “Could Cannabidiol be a Treatment Option for Intractable Childhood and Adolescent Epilepsy?” (2017) 7:1 Journey of Epilepsy Research at pp 16-20.
9.	See https://www.ncbi.nlm.nih.gov/pubmed/?term=cannabinoids.

GOVERNMENT REGULATION

In addition to the typical regulation of any manufacturing and commercial business, our operations are subject to state and federal regulation of cultivation of hemp and the manufacturing of products intended for human ingestion or topical application intended for use by either humans or animals. All of our hemp oil products are or will be governed under the FDA Harmonized Tariff Code 1515.90.80.10. All hemp oil extracts are procured from supply contacts in compliance with the s.7606 of the 2014 Agricultural Act as well as the CSA under the legal precedent of HIA v. DEA, 357 F.3d 1012 (9th Cir. 2004).

We are constantly monitoring the development of applicable US laws and the Company engages US legal counsel to interpret US laws to ensure we and our suppliers are operating in compliance with all applicable laws and permits.

ENVIRONMENTAL MATTERS

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

AVAILABLE INFORMATION

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 2 South Biscayne Boulevard, #3760, Miami, FL 33131. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal corporate office address is 2 South Biscayne Boulevard, Miami, Florida. Our Company pays for à la carte services provided by this office center which adequately satisfies our current requirements. We plan to seek additional office space as needed.

The Company has not invested in, nor does the Company own any real property at this time. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings outstanding, threatened or pending as of the date of this report to which we are a party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES PUBLIC MARKET

Our common stock trades on OTC Markets Pink Sheets (“OTC Pink”) under the symbol BEVS. As of January 24, 2018, there were 462 holders of our common stock and the closing price of our common stock was $0.23 per share.

	SHARE BID PRICE
Fiscal 2017	High	Low
Fourth quarter (06/30/17)	$0.35	$0.02
Third quarter (03/31/17)	0.44	$0.04
Second quarter (12/31/16)	$0.51	$0.02
First quarter (09/30/16)	$0.43	$0.10

Fiscal 2016	High	Low
Fourth quarter (06/30/16)	$0.53	$0.10
Third quarter (03/31/16)	$0.85	$0.20
Second quarter (12/31/15)	$0.85	$0.31
First quarter (09/30/15)	$1.00	$0.40

Fiscal 2018	High	Low
Second quarter (12/31/17)	$0.39	$0.10
First quarter (09/30/17)	$0.75	$0.05

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2017 there were no unregistered sales of equity securities of the Company. Information regarding all equity sales of unregistered securities during the other periods covered by this report have been previously included in the Company’s reports on Form 10-Q. Information regarding all equity sales of unregistered securities by the Company for the past three fiscal years were previously disclosed in the Company’s annual and quarterly reports previously filed with the Securities and Exchange Commission.

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, including under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.

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

OVERVIEW

We are a life sciences company focused on developing and commercializing novel therapeutics using hemp-derived CBD. Our consumer product segment is focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors. Our consumer products business manufactures, markets and sells consumer products containing plant-based CBD under our brand Curative Biosciences. All of our products are non-psychoactive allowing for the global distribution of our hemp oil into international markets that have a zero tolerance for any levels of THC.

We expect to realize revenue from our consumer products business segment to fund a portion of our working capital needs, however, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. Given the small size of our company and the development stage of the Company, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances they will be available to us.

SIGNIFICANT ACCOUNTING POLICIES

For the Company’s significant accounting policies see “Footnote 2” to the accompanying June 30, 2017 audited financial statements.

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

For the Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016

Revenue

The Company recognized no revenues in the years ended June 30, 2017 or 2016.

Cost of Revenues

The Company recognized no cost of sales in the years ended June 30, 2017 or 2016 due to the factors described above.

Gross Profit

The Company recognized no gross profit in the years ended June 30, 2017 and 2016.

Selling Expenses

The Company incurred no selling expenses in the years ended June 30, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses comprised the following for the year ended June 30, 2017 and 2016.

	GENERAL AND ADMINISTRATIVE
	June 30, 2017	June 30, 2016
Independent Contractors	$21,000	$1,454,983
Directors’ Fees	-	4,500
Professional Fees	22,128	50,552
Technology	3,499	71,243
Product Development	-	50,000
Travel and Entertainment	572	3,794
Office Expenses	686	2,365
Telephone	2,462	876
Depreciation	2,848	2,848
	$53,195	$1,641,161

General and administrative expenses consist primarily of professional advisor fees, audit fees, technology and product development. Our general and administrative expenses for the year ended June 30, 2017 were $1,597,966 less than for the year ended June 30, 2016. Our general and administrative expenses for the year ended June 30, 2016 comprised the non-cash payment of services to related parties valued at $1,438,463 (3,683,039 shares), non-cash payment of services valued at $112,500 (112,500 shares), non-cash payment of Directors’ fees valued at $162,000 (476,461 shares) and non-cash payment of an account payable to a related party valued at $25,000 (25,000 shares) resulting in a non-cash loss on settlement of liabilities of $16,125. The significant decrease in our general and administrative expenses for the year ended June 30, 2017 was due to the reduction in professional fees, technology and independent contractor expenses.

Settlement of Liabilities with Equity

During the year ended June 30, 2017 the Company issued 150,000 shares of common stock to a related party valued at $37,500 in settlement of accounts payable of $16,500 and services valued at $21,000.

During the year ended June 30, 2016 the Company issued 25,000 shares of common stock valued at $25,000 in settlement of liabilities to a related party of $8,575 resulting in a non-cash loss on settlement of liabilities $16,125.

Provision for Income Taxes

We incurred taxable losses, consequently, no liability for taxation was incurred during the years ended June 30, 2017 or 2016.

Net Loss

The net loss for the year ended June 30, 2017 was $53,195 as compared to $1,657,286 for the year ended June 30, 2016. The variances between the periods primarily arose due to the non-cash loss on settlement of liabilities described above.

Liquidity and Capital Resources

The Company had no cash balance as of June 30, 2017 and a working capital deficit as follows:

Total Current Assets	$-
Total Current Liabilities	(633,065)
Working Capital Deficit	$(633,065)

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

Cash Flows

The following table summarizes selected items from our Statements of Cash Flows for the years ended June 30, 2017 and June 30, 2016.

	June 30, 2017	June 30, 2016
Net Cash Provided by (used in):
Operating Activities	$(12,797)	$(29,002)
Investment Activities	-	-
Financing Activities	12,797	27,001
Total Decrease in Cash	$-	$(2,001)

During the years ended June 30, 2017 and 2016, the Company’s operating expenses in the amounts of $12,797 and $29,002 were paid on its behalf by a shareholder. Accordingly, there was no movement in the Company’s bank account during the year ended June 30, 2017 and only a nominal movement of $2,001 during the year ended June 30, 2016.

Off Balance Sheet Arrangements

At June 30, 2017, the Company had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED FINANCIAL STATEMENTS

Curative Biosciences, Inc. (formerly Amaize Beverage Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Curative Biosciences, Inc.

(Formerly known as Amaize Beverage Corporation)

Los Angeles, California

We have audited the accompanying balance sheet of Curative Biosciences, Inc., formerly Amaize Beverage Corporation as of June 30, 2017 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. Curative Biosciences’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curative Biosciences, Inc. as of June 30, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Amaize Beverage Corporation (now known as Curative Biosciences, Inc.)

Los Angeles, California

We have audited the accompanying balance sheet of Amaize Beverage Corporation (now known as Curative Biosciences, Inc.) as of June 30, 2016 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amaize Beverage Corporation (now known as Curative Biosciences, Inc.) as of June 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C. Farmington Utah
October 26, 2016

Curative Biosciences, Inc. (formerly Amaize Beverage Corporation)

Balance Sheets

	June 30, 2017	June 30, 2016
Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Property and Equipment
Office Equipment ( Net of Accumulated Depreciation)	2,265	5,113
Total Fixed Assets	2,265	5,113

Total Assets	$2,265	$5,113

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$177,374	$160,824
Accounts Payable Related Party	-	16,500
Accrued Liabilities	6,545	6,545
Liability for Lawsuit	200,761	200,761
Liability for Lease	181,968	181,968
Payroll Taxes	3,592	3,592
Shareholder Loans	62,825	50,028
Total Current Liabilities	633,065	620,218

Total Liabilities	633,065	620,218

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock $0.001 Par Value 25,000,000 Authorized No Shares Issued	-	-
Common Stock $0.001 Par Value 200,000,000 Shares Authorized 15,708,030 and 15,558,030 Issued and Outstanding at June 30, 2017 and June 30, 2016 Respectively	15,708	15,558
Additional Paid-In Capital	52,515,882	52,478,532
Deficit Accumulated	(53,162,390)	(53,109,195)

Total Stockholders’ Deficit	(630,800)	(615,105)

Total Liabilities and Stockholders’ Deficit	$2,265	$5,113

The accompanying notes are an integral part of these audited financial statements.

Curative Biosciences, Inc. (formerly Amaize Beverage Corporation)

Statements of Operations

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016

Revenues	$-	$-

Operating Expenses

General and Administrative Expenses	53,195	1,641,161
Loss on Settlement of Liabilities with Equity Related Party	-	16,125
Total Operating Expenses	53,195	1,657,286

Operating Loss	(53,195)	(1,657,286)

Provision for Income Taxes	-	-

Net Loss	$(53,195)	$(1,657,286)

Net Loss per Share Basic and Diluted	$(0.00)	$(0.12)

Weighted Average Number of Common Shares Outstanding Basic and Diluted	15,708,030	13,928,984

The accompanying notes are an integral part of these audited financial statements.

Curative Biosciences, Inc. (formerly Amaize Beverage Corporation)

Statements of Stockholders’ Deficit

	Common Shares		Additional
		Par Value	Paid-In	Deficit	Stockholders’
	Shares	$0.001	Capital	Accumulated	Deficit
Balance June 30, 2015	11,261,030	$11,261	$50,744,846	$(51,451,909)	$(695,802)
Common Shares Issued for Services	112,500	112	112,388		112,500
Common Shares Issued for Services Related Parties	3,683,039	3,683	1,434,800		1,438,483
Common Shares Issued for Directors’ Fees	476,461	477	161,523		162,000
Common Shares Issued for Settlement of Liabilities Related Party	25,000	25	24,975		25,000
Net Loss for the Year				(1,657,286)	(1,657,286)
Balance June 30, 2016	15,558,030	$15,558	$52,478,532	$(53,109,195)	$(615,105)
Common Shares Issued for Services Related Parties	150,000	150	37,350		37,500
Net Loss for the Year				(53,195)	(53,195)
Balance June 30, 2017	15,708,030	$15,708	$52,515,882	$(53,162,390)	$(630,800)

The accompanying notes are an integral part of these audited financial statements.

Curative Biosciences, Inc. (formerly Amaize Beverage Corporation)

Statements of Cash Flows

Audited

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016
Cash Flows from Operating Activities
Net Loss	$(53,195)	$(1,657,286)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation	2,848	2,848
Shares Issued for Accounts Payable Related Parties	16,500	8,875
Loss on Settlement of Liabilities for Equity	-	16,125
Shares Issued for Services	-	112,500
Shares Issued for Directors’ Fees	-	162,000
Shares Issued for Services Related Parties	21,000	1,438,483
Changes in Operating Assets and Liabilities
Decrease in Accounts Payable	16,550	37,328
Decrease in Directors’ Fees	-	(157,500)
Increase (Decrease) in Accounts Payable Related Parties	(16,500)	7,625
Net Cash Used in Operations	(12,797)	(29,002)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Investing Activities	-	-

Cash Flows from Financing Activities
Shareholder Loans Advanced	12,797	27,001
Net Cash Provided by Financing Activities	12,797	27,001

Net Increase / Decrease in Cash	-	(2,001)

Cash Beginning of Period		2,001

Cash Ending of Period	$-	$-

Supplemental Disclosure
Income Taxes Paid	$-	$-
Interest Paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of Accounts Payable with Equity Related Parties	$16,500	$8,875

The accompanying notes are an integral part of these audited financial statements.

Curative Biosciences, Inc. (formerly Amaize Beverage Corporation)

NOTES TO AUDITED FINANCIAL STATEMENTS

For the years ended June 30, 2017 and 2016

Note 1. The Company

On August 13, 2015, Amaize Beverage Corporation, previously known as SnackHealthy, Inc., a Nevada corporation filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company’s name from SnackHealthy, Inc., to Amaize Beverage Corporation. The name change and the change of the Company’s trading symbol were subsequently declared effective by the Financial Industry Regulatory Authority (FINRA) as of August 19, 2015.

The Board of Directors and the majority shareholders of the Company constituting a total of 9,180,143 shares of common stock (58.44%) approved as of August 29, 2017, in a written consent of the Board of Directors and the majority of the shareholders of the Company as of the same date, a name change from “Amaize Beverage Corporation” to “Curative Biosciences, Inc.” The Company believes that its new name will better reflect the new direction of the Company’s business, that of developing and commercializing novel therapeutics using hemp-derived CBD. On October 6, 2017, the Company filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company’s name from Amaize Beverage Corporation to its current name, Curative Biosciences, Inc. The Company submitted to FINRA an Issuer Company Related Action Notification for the name change and request for a new trading symbol and is waiting to be declared effective by FINRA.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, and amounts due to related parties, as reported in the accompanying balance sheets, approximates fair value due to the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is three to seven years.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. All website development costs have been fully amortized at June 30, 2017.

Other Assets

Our drink license was amortized over three years and is fully amortized at June 30, 2017.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the years ended June 30, 2017 and 2016.

Stock-Based Compensation

We account for stock based compensation pursuant to FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Basic and Diluted Net Loss per Common Share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed in the same way as for basic net loss. There were no dilutive securities outstanding as of June 30, 2017.

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

Note 3. Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $53,195 for the year ended June 30, 2017 and accumulated losses of $53,162,390 since inception to June 30, 2017. Cash used in operations for the year ended June 30, 2017 approximated $12,797 and as of June 30, 2017, we had a working capital deficit of $633,065. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional capital and implement its business plan.

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

Property and equipment were as follows:

	June 30, 2017	June 30, 2016
Office Equipment	$22,165	$22,165
Depreciation	19,900	17,052
Net Book Value	$2,265	$5,113

Note 5. Commitments and Contingencies

Lease Commitments

The Company has no current lease commitments. Our existing arrangement is month-to-month provided by an office center which is highly cost effective and adequately satisfies our current requirements. The Company plans to seek leased or additional office space when needed.

The Company has not invested in, nor do we own any real property at this time. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Legal

In June of 2013, a former officer of the Company filed a lawsuit against the Company. As of March 31, 2015, the Company had accrued in full for this liability of $200,761 in its financial statements.

In January 2014, the Company terminated its Florida office space lease. A liability of $181,968 has been recorded in the Company’s financial statements for the early termination of the lease and remainder of the monthly lease payments through June 2016.

Note 6. Stockholders’ Deficit

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

During the year ended June 30, 2016 the Company issued 3,683,039 shares of common stock valued at $1,438,483 for services rendered by related parties, 112,500 shares of common for services valued at $112,500, 476,461 shares of common stock in payment of Directors’ fees valued at $162,000 and 25,000 shares of common stock in payment of account payables to a related party of $25,000 resulting in a non-cash loss on settlement of liabilities of $16,125.

During the year ended June 30, 2017 the Company issued 150,000 shares of common stock valued at $37,500 to a related party for services valued at $21,000 and accounts payable in the amount of $16,500.

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

There were no warrants or stock options issued or outstanding during the years ended June 30, 2017 or 2016. All warrants issued in prior periods expired without being exercised.

Note 8. Loans from Directors and Shareholders

During the year ended June 30, 2016 a related party advanced the Company loans in the amount of $20,506. During the year ended June 30, 2017, a related party advanced the Company loans in the amount of $12,797. As of June 30, 2017, the balance of loans outstanding was $62,825. The loans are non-interest bearing and due on demand.

Note 9. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory rate from 35% to 21% beginning on January 1, 2018. We used 25% as an effective rate.

Net deferred tax liabilities consist of the following components as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Deferred Tax Assets
NOL Carryover	1,015,000	$1,004,000
Accrued Compensation	700	700
Deferred Tax Liabilities	-	-
Valuation Allowance	(1,015,700)	(1,004,700)
Net Deferred Tax Assets	-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income Tax Rate to pretax income from continuing operations for the years ended June 30, 2017 and 2016 due to the following:

	2017	2016
Book Loss	$10,640	$331,460
Expenses and Accruals Paid in Stock	(7,500)	(347,600)
Meals and Entertainment	(20)	(100)
Valuation Allowance	(3,120)	16,240
	$-	$-

At June 30, 2017, the Company had net operating loss carryforwards of approximately $5,077,000.00 that may be offset against future taxable income up through 2036. Filing of tax returns will have to be done to establish this amount and date. No tax benefits have been reported in the June 30, 2017 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at June 30, 2017 and June 30, 2016 respectively:

Statutory rate	20%
State taxes, net of federal tax benefit	5%
Effective tax rate	25%

Note 10. Subsequent Events

The Board of Directors and the majority shareholders of Amaize Beverage Corporation approved as of August 29, 2017, in a written consent of the Board of Directors and the majority of the shareholders as of the same date, a name change from Amaize Beverage Corporation to “Curative Biosciences, Inc.”. The Company believes that its new name will better reflect the new direction of the Company’s business which will focus on the research, development, and sale of high-quality, hemp derived CBD products. The Company’s new web address is www.CurativeBio.com. Following the required regulatory approval and filing of the amended articles of incorporation, the Company will announce the effective date of the name change.

On December 22, 2017, the Company issued 3,866,665 shares of common stock for services valued at $290,000 to a related party.

Subsequent of June 30, 2017, a related party advanced the Company loans totaling $57,502.26. The loans are non-interest bearing and due on demand.

The Company has evaluated subsequent events from June 30, 2017 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after June 30, 2017 for which additional disclosure is required.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of June 30, 2017, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

●	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We currently do not have independent directors on our Board of Directors to review and oversee the financial policies and procedures of the Company.

●	We do not have a functional audit committee since our Board of Directors acts as the audit committee.

●	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third-party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO. To date, the Company has not been able to establish an Audit Committee with an independent director due its limited financial resources. When the Company obtains sufficient funding, Management intends to add establish its Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist. We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name	Age	Position	Since
Richard Damion	74	Chief Executive Officer and Director	02/15/2015
Richard Damion	74	President and Director	01/28/2014 – 02/15/2015
Katherine West	47	Chief Executive Officer and Director	10/05/2010 – 01/28/2014
Katherine West	47	Chairman of the Board and Director	01/28/2014
William Lindberg	85	Chief Financial Officer	10/05/2010
A.R. Grandsaert	74	President	02/15/2015

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

Richard Damion - Director, Chief Executive Officer of Curative Biosciences, Inc. and Former President of the Company

Mr. Damion has served as Chief Executive Officer of the Company since February 2015 and in the role of President from January 2014 through February 2015. He is a seasoned business executive with over 30 years of public company experience in the food and beverage industry. He has founded several successful companies and has been involved in all aspects of the industry, including new product and label development, manufacturing, distribution, and marketing. Mr. Damion has more than 35 years of experience in manufacturing, sales and distribution of food and beverage products. From November of 2009 to November of 2013, he was a director of Newport Digital Technologies in Newport Beach, California; from 2008 to July 2009, he acted as the Chairman and Chief Executive Officer of said company. From 1995 until 2008, he served as the Chairman and Chief Executive Officer of International Food Products Group, Inc. in Newport Beach, California. As the founder and Chief Executive Officer of International Food & Beverage, Mr. Damion is recognized for being one of first to bring a mass market brand of frozen pizza to market which was later sold to Sysco, an American multinational corporation. He founded Margaritas-To-Go, a company that created the first RTD (ready-to-drink) margarita which became one of the fastest growing brands by partnering with leading Tequila brands Sauza and Jose Cuervo. His previous experience also includes serving as the Chief Executive Officer of Pacific Snax, Inc., the creator of the well-known “Kettle Classics” brand of potato chips, “Pacific Lites” and several other innovative brands.

Katherine West - Director, Chairman of the Board and Executive Vice President of Curative Biosciences, Inc.;

Former President and Chief Executive Officer of the Company

Ms. West served as Chief Executive Officer of the Company from October 5, 2010 through January 28, 2014 at which time she was responsible for the oversight of the management team and entire day-to-day operations of Healthient, Inc. and its subsidiary, SnackHealthy, Inc. Beginning in January of 2014, Ms. West began serving in the capacity as the Chairman of the Board of Directors of SnackHealthy, Inc., and later Amaize Beverage Corporation. She has extensive knowledge in direct sales, executive management and public company experience having served for Travelstar on the Board of Directors and having held the titles of Executive Vice President and Chief Financial Officer.

From 1998 to 2002, Ms. West served as the Chief Operating Officer of WMA & Associates the company that provided early stage financing and led the public offerings of Baby Genius and FreeRealTime.com. From 2002 to 2008, at Travelstar, Inc., Ms. West was a founder of the company and held various roles including Executive Vice President, Chief Financial Officer and member of the Board of Directors. The company went public in 2004. As Executive Vice President, she managed the day-to-day operations including 36 employees and over 500 travel agents. Under her leadership, the company grew from a start-up to $80,000,000 in annual sales in just 4 years.

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

A.R. Grandsaert - President

A.R. “Bud” Grandsaert was appointed President in February 2015 and brings to the Company over thirty years of executive sales and distribution management experience in the packaged goods industry. He has an extensive track record in the development of brands and sales and distribution systems from the ground up. Early in his career, Bud was on the development team of Proctor & Gamble for the introduction of Pringles, the most successful extruded potato chip in history. Progressing through a number of managerial positions he became the National Sales Manager for Gallo Wine Company responsible for directing a national sales force and distribution team introducing over 40 new wine brands and types. He was later recruited by the John Morrell Meat Company to serve as the Vice President of Sales, and later at Pacific Snacks in the development and launch of several innovative brands with national distribution.

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

Nevada Law permits us to indemnify officers, directors or employees against expenses, including attorney’s fees, judgments, fines and amounts paid in settlement in connection with legal proceedings if the officer, director or employee acted in good faith and in a manner in which they reasonably believed to be in, or not opposed to, our best interest, and, with respect to any criminal act or proceeding, they had no reasonable cause to believe their conduct was unlawful. Indemnification is not permitted as to any matter as to which the person is adjudged to be liable unless, and only to the extent that, the court in which such action or suit was brought upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper. Individuals who successfully defend this type of action are entitled to indemnification against expenses reasonably incurred in connection therewith. Our by-laws require us to indemnify directors and officers against, to the fullest extent permitted by law, liabilities which they may incur under the circumstances described in the preceding paragraph.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services rendered during the fiscal years ended June 30, 2017 and June 30, 2016 to our Company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the “Named Executive Officers”) at any time during such years.

SUMMARY COMPENSATION TABLE FOR 2017 AND 2016 FISCAL YEARS

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(4)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)

Richard Damion	2017	-	-	-	-	-	-
CEO (1)	2016	-	-	-	-	-	-

Katherine West	2017	-	-	-	-	-	-
Chairman of the Board (2)	2016	-	-	1,077,983	-	-	1,077,983

William Lindberg	2017	-	-	-	-	37,500	37,500
Chief Financial Officer (3)	2016			25,000	-	-	25,000

A.R. Grandsaert	2017	-	-	-	-	-	-
President (4)	2016	-	-	12,500	-	-	12,500

(1)	Mr. Damion was appointed President and Chief Executive Officer in January 2014 and resigned his position as President in February 2015.
(2)	Ms. West resigned the position of President and Chief Executive Officer in January 2014 and became Chairman of the Board.
(3)	In the fiscal year ended June 30, 2017, Mr. Lindberg was issued 150,000 shares of common stock of the Company at the price per share of $0.25.
(4)	Mr. Grandsaert was appointed as President of the Company in February 2015.

OUTSTANDING EQUITY AWARDS

The table below shows all outstanding equity awards held by our named executive officers at the end of the fiscal year ended June 30, 2017.

OUTSTANDING EQUITY AWARDS AT
2017 FISCAL YEAR END

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Grant Date	Option Exercise Price	Option Expiration Date
	(#)	(#)		($)
Richard Damion	-	-	-	-	-
Katherine West	-	-	-	-	-
William Lindberg	-	-	-	-	-
A.R. Grandsaert	-	-	-	-	-

COMPENSATION OF DIRECTORS

The table below summarizes the compensation earned by directors for services during the fiscal year ended June 30, 2017. Please also see Item 13 Certain Relationships and Related Transactions and Note 8 to the Financial Statements.

For the Fiscal Year Ended June 30, 2017

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Richard Damion	-	-	-	-
Katherine West	-	-	-	-

The Company reimburses each Director for reasonable expenses such as travel and out-of-pocket expenses in attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment agreements with the Company’s key employees at this time. As of June 30, 2017, the employment agreements for Mr. Damion, the Company’s Chief Executive Officer and Katherine West, the Company’s Executive Vice President had not been finalized.

EQUITY COMPENSATION PLAN INFORMATION

In fiscal year 2011, the Company adopted its 2010 Equity Compensation Plan (the “Plan”) which was registered on the registration statement on Form S-8. As of June 30, 2014, there were 708,459 shares of common stock remaining for issuance under the Plan. This amount does not include an additional amount of 1,000,000 shares which was approved by the Company in September 2013, and which amount has not been registered on Form S-8 as of the current date. As of June 30, 2017, there were no shares remaining to be issued under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our current directors; (iii) each of our executive officers set forth in the Summary Compensation Table; and all current directors and executive officers as a group. Except as otherwise indicated, the address for each person is 2 South Biscayne Boulevard, Miami, Florida 33131. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock underlying options or warrants held by such person that are exercisable within 60 calendar days of June 30, 2017 but excludes shares of common stock underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 15,708,030 shares of common stock issued and outstanding as of June 30, 2017.

	Beneficial Ownership of Common Stock (1)		Percentage of Ownership
Katherine West Director, Chairman of the Board of Directors Former CEO and President	6,631,159	(2)	42%

Richard Damion Director, CEO, and Former President	2,500,000	(3)	16%

William Lindberg Chief Financial Officer	150,000		0.95%

A.R. Grandsaert President	12,500		0.08%
TOTAL	9,343,659		59%

(1)	Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after June 30, 2017 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2)	Ms. West holds 6,242,075 of her shares of common stock in Panacea Holdings, Inc., 333,322 of her shares of common stock in Northeast Capital Group, LLC., 106 of her shares in MBP Associates, LLC the companies she owns and controls. The total amount of Ms. West’s holdings also includes 910 shares of common stock held by her husband.

(3)	Mr. Damion holds 2,500,000 of his shares of common stock in RRD, LLC. a company he owns and controls.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table furnishes information with respect to the Company’s equity compensation plan as of June 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Security Holders (1)	-	$-	-
Equity Compensation Plans Not Approved by Security Holders	-	$-	-
Total	-	$-	-

(1)	The Company’s Board of Directors and its shareholders adopted and approved the 2010 Equity Compensation Plan in the amount of 8,500,000 shares of common stock in October 2010 (the “Plan”). The Plan was amended and the authorized amount of the shares issuable under the Plan was subsequently increased for an additional issuance of 12,000,000 in January 2012, an additional 2,000,000 shares in October 2012 and an additional 2,000,000 shares in September 2013. Our shareholders approved all the amendments to the Plan to authorize the additional shares in September 2013.

As of June 30, 2017, there were no shares remaining to be issued under the Plan. Additional information regarding equity compensation can be found in the notes to the financial statements.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The transfer agent for the Company’s common stock is Issuer Direct Corporation, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117. Their telephone number is (801) 272-9294 and their website is www.issuerdirect.com.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2016 the Company issued 25,000 shares of common stock valued at $25,000 in settlement of liabilities in the amount of $8,575 payable to a related party. During the year ended June 30, 2017 the Company issued 150,000 shares of common stock valued at $37,500 in settlement of accounts payable in the amount of $16,500 and services in the amount of $21,000 to a related party.

The Company had shareholder loans from a related party of $62,825 at June 30, 2017 which are non-interest bearing and due on demand.

A related party advanced the Company loans during the quarter ended September 30, 2017 totaling $17,643.06, during the quarter ended December 31, 2017 totaling $30,973.86, $5,044.96 in January 2018, and $3,840.38 in February 2018. The loans are non-interest bearing and due on demand.

On December 22, 2017, the Company issued 3,866,665 shares of common stock for services valued at $290,000 to a related party.

Other than disclosed in the Financial Statements, there were no transactions for the fiscal year ended June 30, 2017, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $120,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders of any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables present fees for professional audit services rendered for the years ended June 30, 2017 and 2016:

Haynie & Company, PC

1221 W. Mineral Avenue

Suite 202

Littleton, CO 80120-4544

2017

Audit Fees: (1)	$6,600
Tax Fees: (2)	—
All Other Fees: (3)	—
Total	$6,600

(1)	Audit Fees: Fees for professional services performed by Haynie & Company, PC for the audit of our annual financial statements, the review of Forms 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8 for the year ended June 30, 2017.
(2)	Tax Fees: Pritchett, Siler & Hardy PC did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.
(3)	All Other Fees: Pritchett, Siler &n Hardy PC did not provide other permissible work for us that did not meet the above category descriptions.

Pritchett, Siler & Hardy PC

1438 North Highway 89

Suite 130

Farmington, UT 84025

2017

Audit Fees: (4)	$1,300
Tax Fees: (5)	—
All Other Fees: (6)	—
Total	$1,300

(4)	Audit Fees: Fees for professional services performed by Pritchett, Siler & Hardy PC for the audit of our annual financial statements, the review of Forms 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8 for the year ended June 30, 2017.
(5)	Tax Fees: Pritchett, Siler & Hardy PC did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.
(6)	All Other Fees: Pritchett, Siler &n Hardy PC did not provide other permissible work for us that did not meet the above category descriptions.

Pritchett, Siler & Hardy PC

1438 North Highway 89

Suite 130

Farmington, UT 84025

2016
Fees: (7)	$10,000
Tax Fees: (8)	—
All Other Fees: (9)	—
Total	$10,000

(7)	Audit Fees: Fees for professional services performed by Pritchett, Siler & Hardy PC for the audit of our annual financial statements, the review of Forms 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagement, such as the filing of Form S-8 for the year ended June 30, 2016.
(8)	Tax Fees: Pritchett, Siler & Hardy PC did not provide any professional services with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.
(9)	All Other Fees: Cutler & Co., LLC did not provide other permissible work for us that did not meet the above category descriptions.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger of Time Lending, California, Inc.*
3.1	Articles of Incorporation of Time Lending, California, Inc.*
3.2	Articles of Incorporation of Tenth Street, Inc.*
3.3	Articles of Incorporation of Time Marketing Associates, Inc.*
3.4	Articles of Incorporation of Time Management, Inc.*
3.5	Articles and Certificate of Merger of Registrant*
3.6	Bylaws of Registrant*
3.7	Amendment to the Articles of Incorporation dated August 2, 2005*
3.8	Certificate of Designation*
3.9	Amendment to the Articles of Incorporation dated August 2011*
3.10	Amendment to the Articles of Incorporation dated September 2012*
3.11	Amendment to the Articles of Incorporation dated October 2013*
3.12	Amendment to the Articles of Incorporation dated August 2015*
3.13	Amendment to the Articles of Incorporation dated October 2017*
10.2	Lease Agreement*
10.3	Guaranty of Michael Pope*
10.4	Guaranty of Thomas Van Wagoner*
10.5	Demand Promissory Note (Michael Pope)*
10.6	Demand Promissory Note (Philip La Puma)*
10.7	Asset Sale and Purchase Agreement*
10.8	Share Exchange Agreement between Time Financial Services, Inc. and Interruption Television, Inc.*
10.9	Voting Agreement (Tenth Street, Inc.)*
10.10	Voting Agreement (Time Management, Inc.)*
10.11	Voting Agreement (Time Marketing Associates, Inc.)*
10.12	Broker Agreement*
10.13	Letter of Intent with Nationwide Security Mortgage*
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Curative Biosciences, Inc.

Date: February 23, 2018	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard Damion	CHIEF EXECUTIVE OFFICER	February 23, 2018
Richard Damion /s/ William Lindberg	(PRINCIPAL EXECUTIVE OFFICER) CHIEF FINANCIAL OFFICER	February 23, 2018
William Lindberg /s/ Katherine West	(PRINCIPAL FINANCIAL OFFICER) DIRECTOR	February 23, 2018
Katherine West

