Form 10-Q
period 2017-09-30
CURATIVE BIOSCIENCES, INC.
filed 2018-03-07
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-59114

CURATIVE BIOSCIENCES, INC.

(Exact name of small business issuer as specified in charter)

Nevada	33-0730042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 South Biscayne Blvd. #3760, Miami, FL.	33131
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s only class of common stock, $0.001 par value per share, was 19,574,695 as of February 15, 2018. The registrant has no outstanding non-voting common equity.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

Condensed Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Property and Equipment
Office Equipment (Net of Accumulated Depreciation)	1,553	2,265
Total Fixed Assets	1,553	2,265

Total Assets	$1,553	$2,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$175,720	$177,374
Accrued Liabilities	6,545	6,545
Liability for Lawsuit Judgement	200,761	200,761
Liability for Lease	181,968	181,968
Payroll and Sales Taxes	3,592	3,592
Shareholder Loans	80,468	62,825
Total Current Liabilities	649,054	633,065

Total Liabilities	649,054	633,065

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock $0.001 Par Value 25,000,000 Authorized
No Shares Issued	-	-

Common Stock $0.001 Par Value 200,000,000 Authorized 15,708,030 and 15,708,030 Issued and Outstanding at September 30, 2017 and June 30, 2017 Respectively	15,708	15,708
Additional Paid-In Capital	52,515,882	52,515,882
Deficit Accumulated	(53,179,091)	(53,162,390)

Total Stockholders’ Deficit	(647,501)	(630,800)

Total Liabilities and Stockholders’ Deficit	$1,553	$2,265

The accompanying notes are an integral part of these unaudited financial statements.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016

Revenues	$-	$-

Operating Expenses
General and Administrative Expenses	16,701	24,509
Total Operating Expenses	16,701	24,509

Operating Loss	(16,701)	(24,509)

Provision for Income Taxes	-	-

Net Loss	$(16,701)	$(24,509)

Net Loss Per Share Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and Diluted	15,708,030	15,673,791

The accompanying notes are an integral part of these unaudited financial statements.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

Condensed Statements of Cash Flows

(Unaudited)

	For the three Months ended September 30, 2017	For the three Months ended September 30, 2016
Cash Flows from Operating Activities
Net Loss	$(16,701)	$(24,509)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation Expense	712	712
Shares Issued for Accounts Payable Related Parties		21,000
Changes in Operating Assets and Liabilities
Increase in Accounts Payable	(1,654)	(1,906)
Net Cash Used in Operations	(17,643)	(4,703)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder Loans Advanced	17,643	4,703
Net Cash Provided by Financing Activities	17,643	4,703

Net Increase / Decrease in Cash	-	-

Cash Beginning of Period	-	-

Cash Ending of Period	$-	$-

Supplemental Disclosure
Income Taxes Paid	$-	$-
Interest Paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares Issued for Services Related Party	$-	$21,000
Settlement of Accounts Payable with Equity Related Parties	$-	$16,500

The accompanying notes are an integral part of these unaudited financial statements.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended September 30, 2017 and 2016

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

Note. 2 Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. These condensed statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and amounts due to related parties, as reported in the accompanying condensed balance sheets, approximates fair value due to the short-term nature of these financial instruments.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended September 30, 2017 and 2016

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is three to seven years.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. All website development costs have been fully amortized at September 30, 2017.

Other Assets

Our drink license was amortized over three years and is fully amortized at September 30, 2017.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the three month periods ended September 30, 2017 and 2016.

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

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended September 30, 2017 and 2016

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

There were no warrants or stock options issued or outstanding during the periods ended September 30, 2017 and 2016. All warrants and stock options issued in prior periods expired without being exercised.

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

Note 3. Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $16,701 for the three month period ended September 30, 2017 and accumulated losses of $53,179,091 since inception to September 30, 2017. Cash used in operations for the three month period ended September 30, 2017 was $17,643 and as of September 30, 2017, we had a working capital deficit of $649,054. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Month Periods Ended September 30, 2017 and 2016

Note 4. Property and Equipment

The Company started the construction of several websites all of which have been completed and were amortized over three years. Computers and furniture are being depreciated over three to seven years.

Property and equipment were as follows:

	September 30, 2017	June 30, 2017

Office Equipment	$22,165	$22,165
Accumulated Depreciation	20,612	19,900
Net Book Value	$1,553	$2,265

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

During the year ended June 30, 2017, the Company issued 150,000 shares of common stock valued at $37,500 to a related party for services valued at $21,000 and accounts payable in the amount of $16,500.

Note 7. Loans from Directors and Shareholders

During the three months ended September 30, 2017 a related party advanced the Company loans in the amount of $17,643. As of September 30, 2017, the balance of loans outstanding was $80,468. The loans are non-interest bearing and due on demand.

Note 8. Subsequent Events

On December 22, 2017, the Company issued 3,866,665 shares of common stock for services valued at $425,333 to a related party.

The Company has evaluated subsequent events from September 30, 2017 through the date the financial statements were available to be issued and has determined that, other than as disclosed above, there have been no subsequent events after September 30, 2017 for which additional disclosure is required.

On March 5, 2018, the Company’s Board of Directors appointed Ms. West as the Company’s new Chief Operating Officer and approved the major terms of the compensation of Ms. West, our Founder, Chairman of the Board of Directors, former Chief Executive Officer, Executive Vice President, and now Chief Operating Officer. The compensation of Ms. West consists of a stock grant of 1,500,000 registered shares annually, to be issued on a quarterly basis, and a stock grant of 12,000,000 restricted shares of the Company’s common stock vesting will over a period of two years.

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

OVERVIEW

GENERAL

Curative Biosciences, Inc., formerly Amaize Beverage Corporation, (“the Company”, “the Registrant”, “we”, “us” or “our”) is a life sciences company focused on developing and commercializing novel therapeutics using hemp derived CBD. Our consumer product segment is focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors.

Through our consumer products business, we plan to manufacture, market and sell consumer products containing plant-based CBD under our brand Curative Biosciences. All of our products are non-psychoactive allowing for the global distribution of our hemp oil into international markets that have a zero tolerance for any levels of THC.

We expect to realize revenue from our consumer products business segment to fund a portion of our working capital needs, however, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. Given the small size of our company and the development stage of the Company, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances they will be available to us. We made no sales during the three months ended September 30, 2017 or 2016.

Our principal executive office address is 2 South Biscayne Boulevard, #3760, Miami, Florida 33131 and our telephone number is (949) 287-3164.

ORGANIZATION

Curative Biosciences, Inc., formerly Amaize Beverage Corporation is organized under the laws of the state of Nevada. The Board of Directors and the majority shareholders of the Company constituting a total of 9,180,143 shares of common stock (58.44%) approved as of August 29, 2017, in a written consent of the Board of Directors and the majority of the shareholders of the Company as of the same date, a name change from “Amaize Beverage Corporation” to “Curative Biosciences, Inc.” The Company believes that its new name will better reflect the new direction of the Company’s business, that of developing and commercializing novel therapeutics using hemp-derived CBD. The Company seeks to manufacture, market and sell consumer products containing plant-based CBD under our brand Curative Biosciences. On October 6, 2017, the Company filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the state of Nevada. The Amendment provides for the change of the Company name from Amaize Beverage Corporation to its current name, Curative Biosciences, Inc. The Company has applied for a new trading symbol from FINRA and will announce the name and symbol change once it has been declared effective.

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

OUR PRODUCTS

Our product formulas are derived from natural genetic strains of phytocannabinoid-rich hemp and are grown using 100% organic farming practices. The plants are registered with the Colorado State Department of Agriculture and tested to ensure the THC levels are below .3%. All of our products are non-psychoactive allowing for global distribution into international markets that have a zero tolerance for any levels of THC. The proprietary and patented extraction and purification processing technology used in the manufacturing of our products preserves all the phytocannabinoids, terpenes, and plant lipids, while eliminating any remaining THC and chlorophyll.

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

The US medical cannabis market is a rapidly growing market with estimated retail cannabis sales rising from an estimated $2.2-$2.6 billion USD in 2014 to $7.4-8.2 billion USD in 2018. A 2016 Bloomberg report predicted the US cannabis market to reach $50 billion USD by 2026.

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

CBD RESEARCH

A large body of research data on cannabinoids and their potential therapeutic effects on inflammation and oxidative associated diseases, disorders and health conditions has been published. Clinical trials have been conducted on a range of disorders, from general analgesia4 and inflammation5, to major cardiovascular6, oncological7 and neurodegenerative disorders8. This body of clinical trials is publicly available via the National Institutes of Health website.

4.	W, Hauser., M, Fitzcharles., et al. “Cannabinoids in Pain Management and Palliative Medicine” (2017) 114: 38 Dtsch Arztebl Int at p. 627; DG, Boychuk., G, Goddard., et al. “The effectiveness of cannabinoids in the management of chronic nonmalignant neuropathic pain: a systematic review” (2015) 29: 1.
5.	R, Zurier., SH, Burstein., “Cannabinoids, inflammation and fibrosis” (2016) 30: 11 at pp. 3682-3689.
6.	WSV, Ho., MEM., Kelly “Cannabinoids in the Cardiovascular System” (2017) Vol. 80 Advances in Pharmacology at pp. 329-366; Y Lu., HD, Anderson., “Cannabinoid signaling in health and disease” (2017) 94: 4 Canadian Journal of Physiology and Pharmacology at pp. 311-327, 7V
7.	Maida., PJ, Daeninck “A user’s guide to cannabinoid therapies in oncology” 6 Current Oncology at pp. 398-406; R, Ramer., B, Hinz., “Cannabinoids as Anticancer Drugs” Vol. 80 Advances in Pharmacology at pp. 397-436.
8.	C, De Caro., A, Leo., et al., “The potential role of cannabinoids in epilepsy treatment” (2017) 17: 11 Expert Review of Neurotherapeautics at pp. 1069-1079; CM, Koo., HC, Kang, “Could Cannabidiol be a Treatment Option for Intractable Childhood and Adolescent Epilepsy?” (2017) 7:1 Journey of Epilepsy Research at pp 16-20.
9.	See https://www.ncbi.nlm.nih.gov/pubmed/?term=cannabinoids.

GOVERNMENT REGULATION

In addition to the typical regulation of any manufacturing and commercial business, our operations are subject to state and federal regulation of cultivation of hemp and the manufacturing of products intended for human ingestion or topical application intended for use by either humans or animals. All of our hemp oil products are or will be governed under the FDA Harmonized Tariff Code 1515.90.80.10. All hemp oil extracts are procured from supply contacts in compliance with the s. 7606 of the 2014 Agricultural Act as well as the CSA under the legal precedent of HIA v. DEA, 357 F.3d 1012 (9th Cir. 2004).

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

Significant Accounting Policies

For the Company’s significant accounting policies see “Footnote 2” to the accompanying September 30, 2017 unaudited financial statements.

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

Three Months Ended September 30, 2017 Compared to Three September 30, 2016.

Revenue

The Company had no revenues in the three months ended September 30, 2017 and 2016.

Cost of Revenues

The Company recognized no cost of sales in the three month ended September 30, 2017 or 2016 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three months ended September 30, 2017 and 2016 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three months ended September 30, 2017 and 2016 as it had no sales activity in these periods.

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended September 30, 2017 and 2016.

	GENERAL AND ADMINISTRATIVE
	Three months ended September 30, 2017	Three months ended September 30, 2016

Independent contractors	$-	$21,000
Website	600	-
Professional fees	3,189	656
Technology	1,052	1,212
Product development	293	-
Travel and entertainment	8,582	-
Office expenses	263	89
Telephone	987	840
Utilities	1,023
Depreciation	712	712

	$16,701	$24,509

General and administrative expenses consist primarily of professional advisor fees, audit fees and travel associated with exploring new opportunities. Our general and administrative expenses for the three months ended September 30, 2017 were $7,808 less than September 30, 2016.

The major expenses for the three months ended September 30, 2017 were in travel in developing our new product and related professional fees.

Provision for Income Taxes

We incurred taxable losses; consequently, no liability for taxation was incurred during the three months ended September 30, 2017.

Net Loss

The net loss for the three months ended September 30, 2017 was $16,701.

Liquidity and Capital Resources

The Company had no cash balance as of September 30, 2017 and a working capital deficit as follows:

Total Current Assets	$-
Total Current Liabilities	649,054
Working Capital Deficit	$(649,054)

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

Cash Flows

The following table summarizes selected items from our accompanying Statement of Cash Flows for the three months ended September 30, 2017 and 2016.

Net Cash Provided by (Used In):	September 30, 2017	September 30, 2016
Operating Activities	$(17,643)	$(4,703)
Investment Activities	-	-
Financing Activities	17,643	4,703
Total Change in Cash	$-	$-

During the three months ended September 30, 2017 and 2016, the Company’s operating expenses of $17,643 and $4,703 respectively, were paid by loans from a shareholder of the Company.

Off Balance Sheet Arrangements

At September 30, 2017, we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2017, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

AMAIZE BEVERAGE CORPORATION

Date: March 7, 2018	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

