Form 10-Q
period 2017-12-31
CURATIVE BIOSCIENCES, INC.
filed 2018-03-07
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of the registrant’s only class of common stock, $0.001 par value per share, was 19,574,695 as of February 24, 2018. The registrant has no outstanding non-voting common equity.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2017

PART I - FINANCIAL INFORMATION

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

Condensed Balance Sheets

	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current assets	-	-

Property and Equipment
Office Equipment (Net of Accumulated Depreciation)	841	2,265
Total Fixed Assets	841	2,265

Total Assets	$841	$2,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$170,220	$177,374
Accrued Liabilities	6,545	6,545
Liability for Lawsuit Judgement	200,761	200,761
Liability for Lease	181,968	181,968
Payroll and Sales Taxes	3,593	3,592
Shareholder Loans	111,441	62,825
Total Current Liabilities	674,528	633,065

Total Liabilities	674,528	633,065

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock $0.001 Par Value 25,000,000 Authorized No Shares Issued	-	-
Common Stock $0.001 Par Value 200,000,000 Authorized 19,574,695 and 15,708,030 Issued and Outstanding at December 31, 2017 and June 30, 2017 Respectively	19,575	15,708
Additional Paid-In Capital	52,937,348	52,515,882
Deficit Accumulated	(53,630,610)	(53,162,390)

Total Stockholders’ Deficit	(673,687)	(630,800)

Total Liabilities and Stockholders’ Deficit	$841	$2,265

The accompanying notes are an integral part of these unaudited financial statements.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended December 31, 2017	For the Three Months ended December 31, 2016	For the Six Months ended December 31, 2017	For the Six Months ended December 31, 2016

Revenues	$-	$-	$-	$-

Operating Expenses
General and Administrative Expenses	26,185	6,792	42,887	31,301
Stock Based Compensation	425,333	-	425,333	-
Total Operating Expenses	451,518	6,792	468,220	31,301

Operating Loss	451,518	6,792	468,220	31,301

Provision for Income Taxes	-	-	-	-

Net Loss	$451,518	$6,792	$468,220	$31,301

Net Loss Per Share Basic and Diluted	$0.03	$0.00	$0.03	$0.00

Weighted Average Number of Common Shares Outstanding Basic and Diluted	16,086,291	15,708,000	15,897,160	15,690,910

The accompanying notes are an integral part of these unaudited financial statements.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31, 2017	For the Six Months Ended December 31, 2016
Cash Flows from Operating Activities
Net Loss	$(468,220)	$(31,301)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation Expense	1,424	1,424
Stock Based Compensation	425,333
Shares Issued for Accounts Payable Related Parties	-	21,000
Changes in Operating Assets and Liabilities
Increase in Accounts Payable	(7,153)	(236)
Net Cash Used in Operations	(48,616)	(9,113)

Cash Flows from Investing Activities	-	-
Net Cash Provided by (Used In) Financing Activities	-	-

Cash Flows from Financing Activities
Shareholder Loans Advanced	48,616	9,113
Net Cash Provided by Financing Activities	48,616	9,113

Net Increase / Decrease in Cash	-	-

Cash Beginning of Period	-	-

Cash Ending of Period	$-	$-

Supplemental Disclosure:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock Based Compensation	$425,333	$-
Shares Issued for Accounts Payable Related Parties	$-	$21,000
Settlement of Accounts Payable with Equity Related Parties	$-	$16,500

The accompanying notes are an integral part of these unaudited financial statements.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Month Periods Ended December 31, 2017 and 2016

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

Note. 2 Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. These condensed statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

For the Six Month Periods Ended December 31, 2017 and 2016

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is three to seven years.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. All website development costs have been fully amortized at December 31, 2017.

Other Assets

Our drink license was amortized over three years and is fully amortized at December 31, 2017.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the three and six month periods ended December 31, 2017 and 2016.

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

For the Six Month Periods Ended December 31, 2017 and 2016

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

There were no warrants or stock options issued or outstanding during the periods ended December 31, 2017 and 2016. All warrants and stock options issued in prior periods expired without being exercised.

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

Note 3. Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $468,220 for the six month period ended December 31, 2017 and accumulated losses of $53,630,610 since inception to December 31, 2017. Cash used in operations for the period ended December 31, 2017 was $48,616 and as of December 31, 2017, we had a working capital deficit of $674,528. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

For the Six Month Periods Ended December 31, 2017 and 2016

Note 4. Property and Equipment

The Company started the construction of several websites all of which have been completed and were amortized over three years. Computers and furniture are being depreciated over three to seven years.

Property and equipment were as follows:

	December 31, 2017	June 30, 2017

Office Equipment	$22,165	$22,165
Accumulated Depreciation	21,324	19,900
Net Book Value	$841	$2,265

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

During the six months ended December 31, 2017 the Company issued 3,866,665 shares of common stock valued at $425,333 to a related party for services.

Note 7. Loans from Directors and Shareholders

During the six months ended December 31, 2017 a related party advanced the Company loans in the amount of $48,616. As of December 31, 2017, the balance of loans outstanding was $111,441. The loans are non-interest bearing and due on demand.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Month Periods Ended December 31, 2017 and 2016

Note 8. Subsequent Events

The Company has evaluated subsequent events from December 31, 2017 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after December 31, 2017 for which disclosure is required.

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

We expect to realize revenue from our consumer products business segment to fund a portion of our working capital needs, however, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. Given the small size of our company and the development stage of the Company, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances they will be available to us. We made no sales during the three and six months ended December 31, 2017 or 2016.

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

Significant Accounting Policies

For the Company’s significant accounting policies see “Footnote 2” to the accompanying December 31, 2017 unaudited financial statements.

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

Three and Six Months Ended December 31, 2017 Compared to Three and Six Months Ended December 31, 2016

Revenue

The Company had no revenues in the three and six months ended December 31, 2017 and 2016.

Cost of Revenues

The Company recognized no cost of sales in the three and six months ended December 31, 2017 or 2016 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three and six months ended December 31, 2017 and 2016 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three and six months ended December 31, 2017 and 2016 as it had no sales activity in these periods.

General and Administrative Expenses

General and administrative expenses comprised the following for the three months ended December 31, 2017 and 2016.

	GENERAL AND ADMINISTRATIVE
	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Independent Contractor	$1,750	$0
Professional Fees	9,318	4,766
Technology	2,272	505
Product Development	1,154	-
Travel and Entertainment	9,442	-
Stock Based Compensation	425,333	-
Office Expenses	269	357
Telephone	1,268	452
Depreciation	712	712
	$451,518	$6,792

Our general and administrative expenses for the three months ended December 31, 2017 were $427,009 more than December 31, 2016. The major expenses were in stock based compensation valued at $425,333, travel associated with developing new products, and related professional fees.

General and administrative expenses comprised the following for the six months ended December 31, 2017 and 2016.

	GENERAL AND ADMINISTRATIVE
	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016

Independent Contractor	$1,750	$21,000
Professional Fees	12,508	5,423
Technology	3,324	1,717
Product Development	1,447	-
Travel and Entertainment	18,024	-
Stock Based Compensation	425,333	-
Office Expenses	533	446
Telephone	2,255	1,291
Utilities	1,022	0
Depreciation	1,424	1,424
Other	600
	$468,220	$31,301

Our general and administrative expenses for the six months ended December 31, 2017 were $442,999 more than December 31, 2016. The major expenses were in stock based compensation valued at $425,333, travel associated with developing new products, and related professional fees.

Provision for Income Taxes

We incurred taxable losses. Consequently, no liability for taxation was incurred during the six months ended December 31, 2017.

Net Loss

The net loss for the six months ended December 31, 2017 was $468,220.

Liquidity and Capital Resources

The Company had no cash balance as of December 31, 2017 and a working capital deficit as follows:

Total Current Assets	$-
Total Current Liabilities	674,528
Working Capital Deficit	$(674,528)

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

Cash Flows

The following table summarizes selected items from our accompanying Statement of Cash Flows for the six months ended December 31, 2017 and 2016.

Net Cash Provided by (Used In):	December 31, 2017	December 31, 2016
Operating Activities	$(48,616)	$(9,113)
Investment Activities	-	-
Financing Activities	(48,616)	9,113
Total Change in Cash	$-	$-

During the six months ended December 31, 2017 and 2016, the Company’s operating expenses of $48,616 and $9,113 respectively, were paid by loans from a shareholder of the Company.

Off Balance Sheet Arrangements

At December 31, 2017, we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2017, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2017 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the six months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

