Form 10-K/A
period 2017-06-30
CURATIVE BIOSCIENCES, INC.
filed 2018-04-05
CIK 1137005

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Company reviewed its records related to its numbers of holders of common stock, subject to the applicable SEC rules and regulations, and has amended the Form 10-K to replace the number of shareholders previously reported.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES PUBLIC MARKET

Our common stock trades on OTC Markets Pink Sheets (“OTC Pink”) under the symbol BEVS. As of June 30, 2017, there were 489 shareholders of the Company. As of January 24, 2018, there were 462 holders of our common stock and the closing price of our common stock was $0.23 per share.

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

ITEM 9B. OTHER INFORMATION

Other Events.

The Company has reviewed its records subject to the applicable SEC rules and regulations, and determined that the correct numbers of its holders of common stock (which numbers amend and replace the number of shareholders previously reported by the Company) for prior fiscal years, as of June 30 and July 1 of each respective fiscal year are as follows: 2016 – 479 shareholders; 2015 – 555 shareholders; 2014 – 576 shareholders; 2013 – 570 shareholders; 2012 – 472 shareholders.

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

Curative Biosciences, Inc.

Date: April 4, 2018	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard Damion	CHIEF EXECUTIVE OFFICER	April 4, 2018
Richard Damion /s/ William Lindberg	(PRINCIPAL EXECUTIVE OFFICER) CHIEF FINANCIAL OFFICER	April 4, 2018
William Lindberg /s/ Katherine West	(PRINCIPAL FINANCIAL OFFICER) DIRECTOR	April 4, 2018
Katherine West

