Form 10-Q
period 2018-03-31
CURATIVE BIOSCIENCES, INC.
filed 2018-05-15
CIK 1137005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s only class of common stock, $0.001 par value per share, was 31,574,695 as of May 11, 2018. The registrant has no outstanding non-voting common equity.

CURATIVE BIOSCIENCES, INC.

(Formerly Amaize Beverage Corporation)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Curative Biosciences, Inc.

(Formerly Amaize Beverage Corporation)

Balance Sheets

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$982	$-
Total Current Assets	982	-

Corporate Websites
Website (Net of Amortization)	12,520	-
Property and Equipment
Office Equipment (Net of Accumulated Depreciation)	369	2,265
Total Fixed Assets	12,889	2,265

Total Assets	$13,871	$2,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$170,220	$177,374
Accrued Liabilities	6,545	6,545
Liability for Lawsuit Judgement	200,761	200,761
Liability for Lease	181,968	181,968
Payroll and Sales Taxes	3,593	3,592
Shareholder Loans	156,453	62,825
Total Current Liabilities	719,540	633,065

Total Liabilities	719,540	633,065

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock $0.001 Par Value 25,000,000 Authorized:
No Shares Issued	-	-
Common Stock $0.001 Par Value: 200,000,000 Shares Authorized 19,574,695 and 15,708,030 Issued and Outstanding at March 31, 2018 and June 30, 2017	19,575	15,708
Additional Paid-In Capital	52,937,348	52,515,882
Deficit Accumulated	(53,662,592)	(53,162,390)

Total Stockholders’ Deficit	(705,669)	(630,800)

Total Liabilities and Stockholders’ Deficit	$13,871	$2,265

The accompanying notes are an integral part of these unaudited financial statements.

Curative Biosciences, Inc.

(Formerly Amaize Beverage Corporation)

Statements of Operations

(Unaudited)

	For the Three Months ended March 31, 2018	For the Three Months ended March 31, 2017	For the Nine Months ended March 31, 2018	For the Nine Months ended March 31, 2017
Revenues	$-	$-	$-	$-

Operating Expenses
General and Administrative Expenses	31,982	4,000	74,869	14,301
Share Based Compensation	-	-	425,333	21,000
Total Operating Expenses	31,982	4,000	500,202	35,301

Operating Loss	(31,982)	(4,000)	(500,202)	(35,301)

Provision for Income Taxes	-	-	-	-

Net Loss	$(31,982)	$(4,000)	$(500,202)	$(35,301)

Net Loss Per Share Basic and Diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	19,574,695	15,708,030	17,105,109	15,697,081

The accompanying notes are an integral part of these unaudited financial statements.

Curative Biosciences, Inc.

(Formerly Amaize Beverage Corporation)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31, 2018	For the Nine Months Ended March 31, 2017
Cash Flows from Operating Activities
Net Loss	$(500,202)	$(35,301)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,896	2,136
Shares Issued for Services Related Party	425,333	21,000
Changes in Operating Assets and Liabilities
(Decrease) / Increase in Accounts Payable	(7,153)	1,050
Net Cash Used in Operations	(80,126)	(11,115)

Cash Flows from Investing Activities
Investment in Website	(12,520)	-
Net Cash Provided by (Used In) Investing Activities	(12,520)	-

Cash Flows from Financing Activities
Shareholder Loans Advanced	93,628	11,115
Net Cash Provided by Financing Activities	93,628	11,115

Net Increase in Cash	982	-
Cash Beginning of Period	-	-
Cash Ending of Period	$982	$-

Supplemental Disclosure:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of Accounts Payable with Equity Related Party	$-	$16,500

The accompanying notes are an integral part of these unaudited financial statements.

Curative Biosciences, Inc.

(Formerly Amaize Beverage Corporation)

Statements of Stockholders’ Deficit

	Common Shares		Additional		Stockholders’
		Par Value	Paid-In	Deficit	Accumulated
	Shares	$0.001	Capital	Accumulated	Deficit
Balance at June 30, 2017	15,708,030	$15,708	$52,515,882	$(53,162,390)	$(630,800)
Stock Based Compensation	3,866,665	$3,867	$421,466		$425,333
Net Loss Nine Months Ended March 31, 2018				$(500,202)	$(500,202)
Balance at March 31, 2018	19,574,695	19,575	52,937,348	(53,662,592)	(705,669)

The accompanying notes are an integral part of these unaudited financial statements.

CURATIVE BIOSCIENCES, INC.

(formerly Amaize Beverage Corporation)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Periods Ended March 31, 2018 and 2017

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

The Board of Directors and the majority shareholders of the Company constituting a total of 9,180,143 shares of common stock (58.44%) approved as of August 29, 2017, in a written consent of the Board of Directors and the majority of the shareholders of the Company as of the same date, a name change from “Amaize Beverage Corporation” to “Curative Biosciences, Inc.” The Company believes that its new name will better reflect the new direction of the Company’s business, that of developing and commercializing novel therapeutics using hemp-derived CBD. On October 6, 2017, the Company filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company’s name from Amaize Beverage Corporation to its current name, Curative Biosciences, Inc. The name change and the change of the Company’s trading symbol to CBDX were subsequently declared effective by the Financial Industry Regulatory Authority (FINRA) as of March 14, 2018.

Note. 2 Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

For the Periods Ended March 31, 2018 and 2017

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is three to seven years.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwill and Other. Costs incurred in the planning state of websites are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. The Company has developed a new Website which will be amortized over three years.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expenses during the three and nine month periods ended March 31, 2018 and 2017.

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

For the Periods Ended March 31, 2018 and 2017

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

Note 3. Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $500,202 for the nine month period ended March 31, 2018 and accumulated losses of $53,662,592 since inception to March 31, 2018. Cash used in operations for the nine month period ended March 31, 2018 was $80,126 and as of March 31, 2018, we had a working capital deficit of $718,558. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

CURATIVE BIOSCIENCES, INC.

(Formerly Amaize Beverage Corporation)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Periods Ended March 31, 2018 and 2017

Note 4. Property and Equipment

Computers and furniture are being depreciated over three to seven years. Property and equipment were as follows:

	March 31, 2018	June 30, 2017

Office Equipment	$22,165	$22,165
Accumulated Depreciation	21,796	19,900
Net Book Value	$369	$2,265

Depreciation expense for the three months ended March 31, 2018 and 2017 was $472 and 712 respectively. Depreciation expense for the nine months ended March 31, 2018 and 2017 was $1,896 and $2,136 respectively.

Note 5. Intangible Assets

The Company has constructed a new corporate website in the amount of $12,520 which upon completion will be amortized over three years. Because the website has not been completed and placed in service yet, no amortization was recorded as of March 31, 2018 and the net book value was as follows:

	March 31, 2018	June 30, 2017

Website	$12,520	$-
Accumulated Amortization	-	-
Net Book Value	$12,520	$-

Note 6. Commitments and Contingencies

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

Legal

In June of 2013, a former officer of the Company filed a lawsuit against the Company. As of March 31, 2015, the Company had accrued in full for the final judgement amount of this liability of $200,761 in its financial statements.

In January 2014, the Company terminated its Florida office space lease. A liability of $181,968, the final judgement amount, has been recorded in the Company’s financial statements for the early termination of the lease and remainder of the monthly lease payments through June 2016.

Note 7. Stockholders’ Deficit

The Company has authorized 200,000,000 shares of common stock with a par value of $0.001 and 25,000,000 shares of preferred stock with a par value of $0.001.

During the year ended June 30, 2017, the Company issued 150,000 shares of common stock valued at $37,500 to a related party for services valued at $21,000 and accounts payable in the amount of $16,500.

During the nine months ended March 31, 2018 the Company issued 3,866,665 shares of common stock valued at $425,333 to a related party for services.

CURATIVE BIOSCIENCES, INC.

(Formerly Amaize Beverage Corporation)

FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Periods Ended March 31, 2018 and 2017

Note 8. Related Party Transactions

During the nine months ended March 31, 2018 a related party advanced the Company loans in the amount of $93,628. As of March 31, 2018, the balance of loans outstanding was $156,453. As of June 30, 2017, the balance of loans outstanding was $62,825. The loans are non-interest bearing and due on demand.

On March 5, 2018, the Board of Directors of the Company appointed Katherine West as the Company’s new Chief Operating Officer and approved of the major terms of the compensation of Ms. West which include a stock grant of 1,500,000 registered shares annually and a stock grant of 12,000,000 restricted shares of the Company’s common stock.

Note 9. Income Tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory rate from 35% to 21% beginning on January 1, 2018. We used 20% as an effective rate.

Net deferred tax liabilities consist of the following components as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Deferred tax assets
Net operating loss carry-forward	$900,000.00	$885,700
Valuation allowance	$(900,000.00)	(885,700)
Net deferred tax assets	$-	$-

At March 31, 2018, the Company had net operating loss carry-forwards of approximately $4,500,000 that may be offset against future taxable income up through 2036. Filing of tax returns will have to be done to establish this amount and date. No tax benefits have been reported in the March 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 10. Subsequent Events

The Company has evaluated subsequent events from March 31, 2018 through the date the financial statements were available to be issued and has determined that other than the following, there have been no subsequent events after March 31, 2018 for which disclosure is required.

The Board of Directors and the majority shareholders of the Company approved as of April 20, 2018, in a written consent of the Board of Directors and the majority of the shareholders of the Company as of the same date, the Company’s 2018 Equity Compensation Plan. The total number of shares which may be issued under the Plan shall not exceed 8,500,000 shares. The Corporation is required to file a registration statement on Form S-8 to register any portion of shares of common stock issuable under the Plan.

On April 25, 2018, the Company issued 12,000,000 restricted shares of common stock valued at $3,240,000 to Ms. West our Founder, Chairman of the Board of Directors, and now Chief Operating Officer. The value was determined based on the grant date at fair value.

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

We expect to realize revenue from our consumer products business segment to fund a portion of our working capital needs, however, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. Given the small size of our company and the development stage of the Company, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances they will be available to us. We made no sales during the three and nine months ended March 31, 2018 and 2017.

Our principal executive office address is 2 South Biscayne Boulevard, #3760, Miami, Florida 33131 and our telephone number is (949) 287-3164.

ORGANIZATION

Curative Biosciences, Inc., formerly Amaize Beverage Corporation is organized under the laws of the state of Nevada. The Board of Directors and the majority shareholders of the Company constituting a total of 9,180,143 shares of common stock (58.44%) approved as of August 29, 2017, in a written consent of the Board of Directors and the majority of the shareholders of the Company as of the same date, a name change from “Amaize Beverage Corporation” to “Curative Biosciences, Inc.” The Company believes that its new name will better reflect the new direction of the Company’s business, that of developing and commercializing novel therapeutics using hemp-derived CBD. The Company seeks to manufacture, market and sell consumer products containing plant-based CBD under our brand Curative Biosciences. On October 6, 2017, the Company filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the state of Nevada. The Amendment provided for the change of the Company name from Amaize Beverage Corporation to its current name, Curative Biosciences, Inc. On March 14, 2018, the name and symbol change were declared effective by FINRA.

BUSINESS OVERVIEW

In November 2013, Richard Damion joined our Company as the acting Chief Executive Officer. He was then approved by the Board of Directors as the Company’s President and Chief Executive Officer in January 2014. On February 15, 2015, the Board of Directors of the Company appointed A.R. Grandsaert as the Company’s new President. Richard Damion resigned as the Company’s President as of that date; however, he remains the Company’s Chief Executive Officer and Director. On March 5, 2018, the Board of Directors of the Company appointed Katherine West as the Company’s new Chief Operating Officer.

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

1.	https://votehemp.com/PR/PDF/4-14-17%20VH%20Hemp%20Market%20Data%202016%20-%20FINAL.pdf.
2.	https://mjbizdaily.com/new-forecast-u-s-medical-marijuana-and-recreational-cannabis-sales-to-hit-8-billion-by-2018/?nomobile=1.
3.	https://www.bloomberg.com/news/articles/2016-09-12/cannabis-industry-to-expand-to-50-billion-by- 2026-analysts-say.

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

Significant Accounting Policies

For the Company’s significant accounting policies see “Footnote 2” to the accompanying March 31, 2018 unaudited financial statements.

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

Three and Nine Months Ended March 31, 2018 Compared to Three and Nine Months Ended March 31, 2017

Revenue

The Company had no revenues in the three and nine months ended March 31, 2018 and 2017.

Cost of Revenues

The Company recognized no cost of sales in the three and nine months ended March 31, 2018 or 2017 as it recognized no sales during these periods.

Gross Profit

The Company recognized no gross profit in the three and nine months ended March 31, 2018 and 2017 due to the factors described above.

Selling Expenses

The Company incurred no selling expenses in the three and nine months ended March 31, 2018 and 2017 as it had no sales activity in these periods.

Operating Expenses

Operating expenses comprised the following for the three months ended March 31, 2018 and 2017.

	OPERATING EXPENSES
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Independent Contractors	$-	$-
Professional Fees	12,029	1,205
Technology	1,038	878
Product Development	10,606	-
Travel and Entertainment	5,849	217
Office Expenses	1,012	240
Telephone	976	748
Depreciation	472	712

	$31,982	$4,000

Our operating expenses for the three months ended March 31, 2018 were $27,982 more than March 31, 2017. The major expenses were in travel associated with developing new products, product development and related professional fees.

Operating expenses comprised the following for the nine months ended March 31, 2018 and 2017.

	OPERATING EXPENSES
	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017

Independent Contractors	$427,083	$21,000
Professional Fees	24,537	6,628
Technology	4,362	2,594
Product Development	12,053	-
Travel and Entertainment	23,873	218
Office Expenses	1,544	686
Telephone	3,231	2,039
Utilities	1,023	-
Depreciation	1,896	2,136
Other	600	-

	$500,202	$35,301

Our operating expenses for the nine months ended March 31, 2018 were $464,901 more than March 31, 2017. The major expenses were in stock based compensation valued at $425,333, travel associated with developing new products, product development and related professional fees.

Provision for Income Taxes

We incurred tax losses. Consequently, no liability for taxation was incurred during the nine months ended March 31, 2018 and 2017.

Net Loss

The net loss for the three and nine months periods ended March 31, 2018 was $31,982 and $500,202, respectively.

Liquidity and Capital Resources

The Company had a cash balance of $982 as of March 31, 2018 and a working capital deficit as follows:

	March 31, 2018	June 30, 2017
Total Current Assets	$982	$-
Total Liabilities	$(719,540)	$(633,065)
Working Capital Deficit	$(718,558)	$(633,065)

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

Cash Flows

The following table summarizes selected items from our accompanying Statement of Cash Flows for the nine months ended March 31, 2018 and 2017.

Net Cash Provided by (Used In):	March 31, 2018	March 31, 2017
Operating Activities	$(80,126)	$(11,115)
Investment Activities	(12,520)	-
Financing Activities	93,628	11,115
Total Change in Cash	$982	$-

During the nine months ended March 31, 2018 and 2017, the Company’s operating expenses of $80,126 and $11,115 respectively, were paid by loans from a shareholder of the Company, as was the investment in the corporate website.

Off Balance Sheet Arrangements

At March 31, 2018, we had no material off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2018, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2018 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Controls Over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the nine months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CURATIVE BIOSCIENCES, INC.

Date: May 15, 2018	By:	/s/ Richard Damion
Richard Damion
Chief Executive Officer

	By:	/s/ William Lindberg
William Lindberg
Chief Financial Officer

